Form 10-Q
period 1995-09-30
DELPHI FILM ASSOCIATES IV
filed 1995-11-13
CIK 764636

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of
             the Securities Exchange Act of 1934
          For the Quarter Ended September 30, 1995

                             OR

  ___ Transition Report Pursuant to Section 13 or 15(d) of
             the Securities Exchange Act of 1934
    For the transition period from __________to__________

               Commission File Number 0-14408

                  DELPHI FILM ASSOCIATES IV
   (Exact name of registrant as specified in its charter)

          New York                      13-3261814
 (State or other jurisdiction of              (IRS Employer
 incorporation or organization)          Identification No.)

        666 Third Avenue, New York, New York    10017
   (Address of principal executive offices)     (Zip Code)

                       (212) 983-9040
    (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X         No____

                  DELPHI FILM ASSOCIATES IV
              (A New York Limited Partnership)

                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited

                                September    December
                                30,         31,

                                1995        1994

ASSETS
Cash                                     $           $
                                        50         473
Short-Term Investments               1,688       1,369
Receivable from Columbia-Delphi
IV
  Productions                          601         584
Receivable from Tri-Star-Delphi
IV
  Productions                          789         817
Prepaid Expense                        100           0
Interest in Motion Picture
Venture-
   Columbia-Delphi IV                   11          25
Productions
Interest in Motion Picture
Venture-
   Tri-Star-Delphi IV
Productions                             33          35

                     Total               $           $
Assets                               3,272       3,303

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 24         110
                      Total
Liabilities                             24         110

Partners' Capital (Note 2):
  General Partner                       78          77
   Limited Partners
                                     3,170       3,116

                       Total
Partners' Capital                    3,248       3,193

                       Total
Liabilities and Partners'
                                         $           $
Capital                              3,272       3,303

     See accompanying notes to the financial statements.


                  DELPHI FILM ASSOCIATES IV
              (A New York Limited Partnership)

                  STATEMENTS OF OPERATIONS
     (000's Omitted, except net profit (loss) per unit)

                          Unaudited


                                                        For
the Three Months     For the Nine Months

Ended September 30,    Ended September 30,
                                                        1995
1994    1995                  1994
Interest Income               $       $      $       $
                             23      19     66      97

Expenses:
    Management Fee          100     100    300     300
    Operating Expenses
                              3       1     10      16

                            103     101    310     316

Loss before Share of
Profit (Loss)
  in Motion Picture        (80)    (82)  (244)   (219)
Ventures
Share of Profit (Loss)
in Motion
  Picture Venture--
Columbia-
   Delphi IV Productions
                             78    (63)    245      37
Share of Profit in
Motion Picture
  Venture--Tri-Star-
   Delphi IV Productions
                              2      10     54     230

Net Profit (Loss)             $       $      $       $
                              0   (135)     55      48

Net Profit (Loss) Per
Unit of
  Limited Partnership
Interest
   (8,000 units)              $       $      $       $
                              0    (17)      7       6




     See accompanying notes to the financial statements.



                  DELPHI FILM ASSOCIATES IV
              (A New York Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited

For the Nine Months Ended September 30,

1995                              1994
Cash Flow From Operating
Activities:
Net Profit                                   $           $
                                            55          48
Adjustments to reconcile Net
Profit to net cash
   (used) provided by operating
activities:
    Share of Profit in Motion            (299)       (267)
Picture Ventures
    Distributions from Joint               315         264
Ventures
    Changes in Assets and
Liabilities:
      Decrease in Receivables
from Joint
        Ventures, net                       11       7,853
       (Decrease) Increase in
Accrued Expenses
         and Accounts Payable                           14
                                          (86)
       Increase in Prepaid
Expense                                  (100)       (100)

        Net Cash (Used) Provided
by Operating
           Activities
                                         (104)       7,812

Cash Flow From Investing
Activities:
Purchases of Short-Term                (3,103)    (34,032)
Investments
Redemptions of Short-Term
Investments                              2,784      32,858

       Net Cash Used by Investing
Activities                               (319)     (1,174)

Cash Flow From Financing
Activities:
Distributions to Partners
                                             0     (7,071)

       Net Cash Used by Financing
Activities                                   0     (7,071)

Decrease In Cash                         (423)       (433)
Cash at beginning of period
                                           473         466
Cash at end of period                        $           $
                                            50          33

     See accompanying notes to the financial statements.

                 DELPHI  FILM ASSOCIATES IV
              (A New York Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS

                          Unaudited

1.  Basis of Presentation

    The accompanying unaudited financial statements have

been prepared in accordance with generally accepted

accounting principles for interim financial information.

They do not include all information and notes required by

generally accepted accounting principles for complete

financial statements.  There has been no material change in

the information disclosed in the notes to financial

statements of the Partnership included in the Annual Report

on Form 10-K for the year ended December 31, 1994.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Partnership as of September 30,

1995 and the results of operations and cash flows for the

periods ended September 30, 1995 and 1994.  Results of

operations for the period ended September 30, 1995 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    As of September 30, 1995, all twenty-seven films in

which the Partnership has an interest have been released.

All of these films have completed their theatrical release

and are being distributed in various ancillary markets.

    Based on the anticipated performance of one film

released through the Tri-Star Joint Venture, it is expected

that the Distributor of the Tri-Star Joint Venture will be

required to make an Additional Payment with the respect to

this film.  Accordingly, distribution fees earned and

expected to be earned by the Distributor of the Tri-Star

Joint Venture as of September 30, 1995 of approximately

$392,000 has been accrued by the Partnership as a receivable from the Tri-Star Joint Venture.

    For the purpose of computing the net profit (loss) per

unit, the net profit (loss) for the period is allocated  99%

to the limited partners and 1% to the General Partner.

3.  Additional Information

    Additional information, including the audited year end

1994 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Partnership's Annual

Report on Form 10-K for the year ended December 31, 1994 on

file with the Securities and Exchange Commission.

Management's Discussion and Analysis of Financial Condition and Results of Operations

a.  Financial Condition


    The Partnership has satisfied its commitment to

contribute funds to the Joint Ventures for the production

of, and acquisition of interests in, films.  As of September

30, 1995, the Partnership held cash of approximately $50,000 and short-term investments of approximately $1,688,000.

    Since the Partnership's obligations to make

contributions to the Joint Ventures for the production of,

and acquisition of interests in, films have been satisfied,

all revenue received by the Partnership (other than with

respect to Unrecouped Films) is used to pay operating

expenses of the Partnership and to make cash distributions

to partners.

    The Partnership commenced cash distributions to its

partners in April 1987.  Distributions through September 30,

1995 have aggregated $3,735 per unit (74.7% of the limited

partners' original investment in the Partnership).

b.  Results of Operations

    The Partnership's operating results are primarily

dependent upon the operating results of the Joint Ventures'

and are significantly impacted by the Joint Ventures'

policies.

    The performance of each film is based upon the amount

expended for production and other costs associated with a

film and the revenue generated by a film.  The amount and

timing of revenues generated by each film is dependent upon

the degree of acceptance by the consumer public and the

particular ancillary market in which the film is then being

exhibited.

    Amounts contributed toward each film are compared

periodically to the expected total revenue to be generated

for that film, and write-downs may occur to the extent the

amounts invested exceed the expected total revenue for that

film.

    Additionally, each Joint Venture has recorded income

with respect to Additional Payments, to the extent

available, which has allowed it to recover its investment in films.

    For the three months ended September 30, 1995, the

Columbia Joint Venture had

a net profit of which the Partnership's share was

approximately $78,000, due primarily to the profitable

results of certain films.  The Tri-Star Joint Venture had a

net loss; however, the Partnership reported a net profit

from that Joint Venture of approximately $2,000 due

primarily to the profitable results of certain films.  In

addition, the Partnership earned approximately $23,000 of

interest income from its short-term investments and incurred approximately $103,000 of  expenses from its operations,

resulting in an overall net profit to the Partnership of

approximately $0.

    For the three months ended September 30, 1994, the

Columbia Joint Venture had a net loss of which the

Partnership's share was approximately $63,000, due primarily to the unprofitable results of certain films.  The Tri-Star

Joint Venture had a net loss; however, the Partnership

reported a net profit from that Joint Venture of

approximately $10,000 due primarily to the profitable

results of certain films.  In addition, the Partnership

earned approximately $19,000 of interest income from its

short-term investments and incurred approximately $101,000

of expenses from its operations, resulting in an overall net loss to the Partnership of approximately $135,000.

    For the nine months ended September 30, 1995, the

Columbia Joint Venture had a net profit of which the

Partnership's share  was approximately $245,000, due

primarily to the profitable results of certain films.  The

Tri-Star Joint Venture had a net loss; however, the

Partnership reported a net profit from that Joint Venture of approximately $54,000 due primarily to the profitable

results of certain films.  In addition, the Partnership

earned approximately $66,000 of interest income from its

short-term investments and incurred approximately $310,000

of expenses from its operations, resulting in an overall net profit to the Partnership of approximately $55,000.

    For the nine months ended September 30, 1994, the

Columbia Joint Venture had a net loss; however, the

Partnership reported a net profit from that Joint Venture of approximately $37,000, due primarily to the profitable

results of certain films.  The Tri-Star Joint Venture had a

net loss; however, the Partnership reported a net profit

from that Joint Venture of approximately $230,000, due

primarily to interest income related to the accrual of

Additional Payments and the profitable results of one film.

In addition, the Partnership earned approximately $97,000 of interest income from its short-term investments and incurred approximately $316,000 of expenses from its operations,

resulting in an overall net profit to the Partnership of

approximately $48,000.

    Interest income for the three month period ended

September 30, 1995 as compared with the corresponding period in 1994 was virtually unchanged.

    The decrease in interest income for the nine month

period ended September 30, 1995 as compared with the

corresponding period in 1994 is due primarily to the

availability of less funds for short-term investments during

1995.

     The Partnership's total expenses for the three month

period ended September 30, 1995 as compared with the

corresponding period in 1994 was virtually unchanged.

     The decrease in the Partnership's total expenses  for

the nine month period ended September 30, 1995 as compared

with the corresponding period in 1994 is primarily

attributable to a decrease in Operating Expenses.  The

decrease in Operating Expenses is primarily due to a

decrease in professional fees related to the performance of

fewer production and distribution audits during 1995.

               COLUMBIA-DELPHI IV PRODUCTIONS
                      (A Joint Venture)

                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited

                                 September   December
                                 30,         31,

                                 1995        1994

ASSETS
Motion Picture Production and
Advertising
     Costs, net of accumulated
amortization
     of $163,651 and $163,408,            $          $
respectively                            535        778
Motion Picture Costs Recoverable
from
     Additional Payments              1,717      1,482
Receivable from Columbia
Pictures
     (Distributor)
                                      6,129      5,049
                     Total         $  8,381          $
Assets                                           7,309

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to Columbia Pictures    $   7,245          $
Industries, Inc.                                 5,947
  Payable to Delphi Film
Associates IV                           601        584

                      Total
Liabilities                           7,846      6,531

Venturers' Capital:
  Columbia Pictures Industries,         524        753
Inc.
   Delphi Film Associates IV
                                         11         25

                       Total
Venturers' Capital                      535        778

                       Total
Liabilities and Venturers'
                                  $   8,381          $
Capital                                          7,309

     See accompanying notes to the financial statements.

              COLUMBIA - DELPHI IV PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited


For the Three Months   For the Nine Months

Ended September 30,   Ended September 30,

1995                   1994  1995                   1994
Net Revenues (Loss) From
Motion
    Picture Exploitation      $  $(1,30      $       $
                          1,178      5)  3,660    (75)

Less: Amortization
(Recapture) of
          Motion Picture
Production
           and
Advertising Costs            20   (119)    243      71

Income (Loss) from        1,158  (1,186  3,417   (146)
Operations                            )

Additional Payments
Accrual
     (Recapture)
                              0     (8)    235    (37)

Other Expense
                           (57)       0   (57)       0

Net Income (Loss)             $  $(1,19      $       $
                          1,101      4)  3,595   (183)








     See accompanying notes to the financial statements.



              COLUMBIA - DELPHI IV PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)

                          Unaudited


For the Nine Months Ended September 30,

1995                               1994
Cash Flow From Operating
Activities:
Net Income (Loss)                            $           $
                                         3,595       (183)
Adjustments to reconcile Net
Income (Loss) to
  net cash  provided by operating
activities:
 Amortization of Motion Picture
Production and
    Advertising Costs                      243          71
 Write-off of Receivable from             (57)           0
Distributor
 Accrued Distributions                 (1,315)       2,447
toVenturers
 Changes in Assets and
Liabilities:
     Increase (Decrease) in
Payable to Delphi
        Film Associates IV                  17       (205)
     Increase (Decrease) in
Payable to Columbia
         Pictures Industries,            1,298     (2,242)
Inc.
      (Increase) Decrease in
Receivable from
         Columbia Pictures             (1,023)       2,410
(Distributor)
      (Increase) Decrease in
Motion Picture Costs
          Recoverable from
Additional Payments                      (235)          37

   Net Cash Provided by Operating
Activities                               2,523       2,335

Cash Flow from Financing
Activities:
Distributions to Venturers
                                       (2,523)     (2,335)

   Net Cash Used by Financing
Activities                             (2,523)     (2,335)

Net Change in Cash                           0           0
Cash at beginning of period
                                             0           0
Cash at end of period                        $           $
                                             0           0
     See accompanying notes to the financial statements.

              COLUMBIA - DELPHI  IV PRODUCTIONS
                      (A Joint Venture)

                NOTES TO FINANCIAL STATEMENTS

                          Unaudited

1.  Basis of Presentation

    The accompanying unaudited financial statements have

been prepared in accordance with generally accepted

accounting principles for interim financial information.

They do not include all information and notes required by

generally accepted accounting principles for complete

financial statements.  There has been no material change in

the information disclosed in the notes to financial

statements of the Joint Venture included in the Annual

Report on Form 10-K of Delphi Film Associates IV (the

"Partnership") for the year ended December 31, 1994.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Joint Venture as of September 30,

1995 and the results of its operations and cash flows for

the periods ended September 30, 1995 and 1994.  Results of

operations for the period ended September 30, 1995 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    All twelve films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three and nine month periods ended September 30, 1995, the

Joint Venture is reporting net revenue of $1,178,000 and

$3,660,000, respectively, due primarily to the performance

of certain films in the worldwide free television, home

video and pay television markets.  For the nine month period ended September 30, 1995, the Joint Venture recorded an

increase of $235,000 in the accrued Additional Payment due

to changes in the estimated distribution fee to be earned by its Distributor.  For the three and nine month periods ended

September 30, 1995, the Joint Venture recorded an Other

Expense of $57,000 relating to the write down of the

Receivable from Columbia Pictures (Distributor) due to two

films which were fully recouped for both Columbia and Delphi as of the Additional Payment date.

    For the three and nine month periods ended September

30, 1994, the Joint Venture reported a net loss from motion

picture exploitation of $1,305,000 and $75,000,

respectively, due primarily to the decline in the

performance of one film in the home video market.

Accordingly, for the three month period ended September 30,

1994 the Joint Venture recorded a recapture of amortization

of $119,000.  For the nine month period ended September 30,

1994, the Joint Venture recorded a decrease of $37,000 in

the accrued Additional Payment due to changes in the

estimated distribution fee to be earned by the Distributor.

3.  Additional Information

    Additional information, including the audited year end

1994 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Annual Report on

Form 10-K of the Partnership for the year ended December 31,

1994.

               TRI-STAR -DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited


                                 September   December
                                 30,         31,

                                 1995        1994

ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization of
    $108,384 and $108,268,              $            $
respectively                          191          307
Motion Picture Costs Recoverable
from
    Additional Payments             1,029        1,006
Receivable from TriStar
Pictures, Inc.
    (Distributor)
                                    1,294        1,958
                     Total        $ 2,514            $
Assets                                           3,271

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,          $            $
Inc.                                1,534        2,147
  Payable to Delphi Film
Associates IV                         789          817

                      Total
Liabilities                         2,323        2,964

Venturers' Capital:
  TriStar Pictures, Inc.              158          272
   Delphi Film Associates IV
                                       33           35

                       Total
Venturers' Capital                    191          307

                       Total
Liabilities and Venturers'
                                        $            $
Capital                             2,514        3,271

     See accompanying notes to the financial statements.

               TRI-STAR-DELPHI IV PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited



For the Three Months     For the Nine Months

Ended September 30,     Ended September 30,

1995                   1994     1995                  1994
Net Revenues From Motion
Picture
    Exploitation              $       $      $       $
                            132      61    664   1,336

Less: Amortization of
Motion
          Picture
Production and
            Advertising
Costs                        21      11    116     257

Income from Operations      111      50    548   1,079

Additional Payments
Accrual
     (Recapture)                 (1,515     23  (2,525
                            (7)       )              )

Interest Income
                              0       0      0     571

Other Expense
                          (824)       0  (824)       0

Net Loss                      $  $(1,46      $       $
                          (720)      5)  (253)   (875)








     See accompanying notes to the financial statements.



              TRI-STAR - DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Nine Months Ended September 30,

1995                              1994
Cash Flow From Operating
Activities:
Net Loss                                     $           $
                                         (253)       (875)
Adjustments to reconcile Net Loss
to net cash
    provided by operating
activities:
  Amortization of Motion Picture
Production and
     Advertising Costs                    116          257
  Write-off of Receivable from           (824)           0
Distributor
  Accrued Distributions                    641      24,119
toVenturers
  Changes in Assets and
Liabilities:
       Decrease in Payable to
Delphi Film
          Associates IV, net              (28)     (7,648)
       Decrease in Payable to
TriStar Pictures,
          Inc., net                      (613)    (16,271)
       Decrease (Increase) in
Receivable from
          TriStar Pictures, Inc.         1,488     (1,037)
(Distributor)
       (Increase) Decrease in
Motion Picture Costs
          Recoverable from                (23)      25,156
Additional Payments
       Decrease in Advance from
TriStar Pictures,
           Inc.
                                             0       (200)

        Net Cash Provided  by
Operating Activities                       504      23,501

Cash Flow From Financing
Activities:
Distributions to Venturers
                                         (504)    (23,501)

        Net Cash Used by
Financing Activities                     (504)    (23,501)

Net Change in Cash                           0           0
Cash at beginning of period
                                             0           0
Cash at end of period                        $           $
                                             0           0
     See accompanying notes to the financial statements.

               TRISTAR - DELPHI IV PRODUCTIONS
                      (A Joint Venture)

                NOTES TO FINANCIAL STATEMENTS

                          Unaudited

1.  Basis of Presentation

    The accompanying unaudited financial statements have

been prepared in accordance with generally accepted

accounting principles for interim financial information.

They do not include all information and notes required by

generally accepted accounting principles for complete

financial statements.  There has been no material change in

the information disclosed in the notes to financial

statements of the Joint Venture included in the Annual

Report on Form 10-K of Delphi Film Associates IV (the

"Partnership") for the year ended December 31, 1994.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Joint Venture as of September 30,

1995 and the results of its operations and cash flows for

the periods ended September 30, 1995 and 1994.  Results of

operations for the period ended September 30, 1995 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    All fifteen films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three



and nine month periods ended September 30, 1995, the Joint

Venture is reporting net revenue of $132,000 and  $664,000,

respectively, due primarily to the performance of its films

in the worldwide free television and international

theatrical markets.  For the nine month period ended

September 30, 1995, the Joint Venture has recorded an

increase in the Additional Payment accrual of $23,000 due to an increase in the estimated distribution fee to be earned

by the Distributor.  For the three and nine month periods

ended September 30, 1995, the Joint Venture recorded an

Other Expense of $824,000 relating to the write down of the

Receivable from TriStar Pictures, Inc. (Distributor) due to

four films which were fully recouped for both TriStar and

Delphi as of the Additional Payment date.

    For the three and nine month periods ended September

30, 1994, the Joint Venture reported net revenue of $61,000

and $1,336,000, respectively, due primarily to the

performance of  films in the home video and worldwide free

television markets.  For the three and nine month periods

ended September 30, 1994, the Joint Venture recorded a

decrease in the Additional Payment accrual of $1,515,000 and

$2,525,000, respectively due to a decrease in the estimated

distribution fee to be earned by the Distributor.  In

addition, for the nine month period ended September 30,

1994, the Joint Venture recorded interest income of $571,000 due to the decrease in the discount period relating to the

Additional Payment.  The Joint Venture received

approximately $23,200,000 in February 1994 representing the

Joint Venture's Additional Payment net of the $200,000

advance previously received by the Joint Venture from the

Distributor.

3.  Additional Information

    Additional information, including the audited year end

1994 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Annual Report on

Form 10-K of the Partnership for the year ended December 31,

1994.

                           PART II


Item 1.      Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3.Defaults Upon Senior Securities

     None

Item 4.Submission of Matters to a Vote of Security Holders

     None

Item 5.      Other Information

     None

Item 6.Exhibits and Reports on Form 8-K

     A).  Exhibits


                      EXHIBIT
                      NUMBERDESCRIPTIONPAGE NUMBER


                  27                 Financial Data Schedule

     B).  Reports on Form 8-K

                     None

                         SIGNATURES


   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DELPHI FILM ASSOCIATES IV
                              A New York Limited Partnership

                              By:  THE DELPHI COMPANY,
                                   General Partner

                              By:  ML Film Entertainment
Inc.,
                                   Managing Partner




November 10, 1995             /s/ Diane T.
Herte
            Date              Diane T. Herte
                              Treasurer of the Managing
Partner of the
                              General Partner
                              (principal financial officer
and principal
                              accounting officer of the
Registrant)



November 10, 1995             /s/ Steven N.
Baumgarten
     Date                     Steven N. Baumgarten
                              Director and Vice President of
the                                        Managing Partner
of the General Partner