Form 10-K
period 1995-12-31
DELPHI FILM ASSOCIATES IV
filed 1996-03-28
CIK 764636

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

  [x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE
                             REQUIRED] OR
     [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(D)
                            OF
               THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE
                          REQUIRED]

For Fiscal Year Ended
Commission File
December 31, 1995                              Number 0-
14408
                  DELPHI FILM ASSOCIATES IV
   (Exact name of registrant as specified in its charter)

         New York
13-3261814
(State or other jurisdiction of
(IRS Employer
 incorporation or organization)
Identification No.)

        666 Third Avenue, New York, New York   10017
    (Address of principal executive offices)   (Zip
    Code)

Registrant's telephone number, including area code: (212) 983
9040

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes   x      No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[x]
    As of March 15, 1996, there were 8,000 units of limited partnership interests outstanding, all held by non-affiliates. The aggregate market value of those interests is not determinable because there is no active public trading market for the units. See Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

                            PART I.

Item 1.  Business.

Introduction.

       Delphi Film Associates IV (the "Partnership") is a

limited partnership which was organized under the law of the

State of New York in December 1984 to participate in the

production, acquisition, ownership and exploitation of

feature length motion pictures through a joint venture with

Columbia Pictures Industries, Inc. ("Columbia"), known as

Columbia-Delphi IV Productions (the "Columbia Joint

Venture"), and through a joint venture with TriStar

Pictures, Inc. ("TriStar"), known as Tri-Star-Delphi IV

Productions (the "Tri-Star Joint Venture").  The terms of

the Tri-Star Joint Venture and the Columbia Joint Venture

are substantially the same.  Those two joint ventures are

referred to collectively as the "Joint Ventures" and

sometimes individually as a "Joint Venture," and the

Partnership's co-venturer in a joint venture is sometimes

referred to as the "Studio Venturer."

       A public offering (the "Offering") of limited

partnership interests in the Partnership, at $5,000 per

unit, was completed in June 1985 with the sale of 8,000

units.  Net proceeds to the Partnership after deducting

selling commissions, organizational expenses and other

expenses of the offering were approximately $35,300,000.

The general partner of the Partnership, The Delphi Company

(the "General Partner"), contributed approximately $404,000

as its capital contribution to the Partnership.

Production and Acquisition of Films.

       The Partnership has an interest in 27 films through

the Joint Ventures (12 through the Columbia Joint Venture

and 15 through the Tri-Star Joint Venture), all of which

have been released.  See "Films in Release."

The Partnership's contributions for the production of, and

acquisition of interests in, films have aggregated

approximately $45,818,000 (including interest).

Approximately one-half of the Partnership's contributions

were made to each Joint Venture.

       The Tri-Star Joint Venture acquired the right to

produce and  exploit each film that met certain criteria

for

which TriStar commenced production after the expiration of

a similar existing commitment to an earlier joint venture

between TriStar and Delphi Film Associates III ("Delphi

III") and prior to the time the funds that the Partnership

agreed to contribute to the Tri-Star Joint Venture were

fully committed.  Until such time as the funds the

Partnership agreed to contribute to the Columbia Joint

Venture were fully committed, the Columbia Joint Venture

acquired the right to participate in completing the

production of, and exploiting, certain films being produced

by Columbia which were either designated or met certain

criteria.

       Each Joint Venture has acquired interests in or co

produced films in which Delphi Film Associates V ("Delphi

V") has an interest through its own joint ventures with

TriStar and Columbia.  Delphi III and Delphi V are limited

partnerships that were organized in 1983 and 1985,

respectively, to participate in the production,

acquisition, ownership and exploitation of films through

joint ventures with Columbia and TriStar.  Another public

limited partnership, ML Delphi Premier Partners, L.P. ("ML

Delphi"), which was organized in 1986, participates in a

joint venture with TriStar ("Tri-Star-ML Delphi").  The Tri-

Star Joint Venture entered into agreements with Tri-Star-ML

Delphi pursuant to which Tri-Star-ML Delphi acquired

interests in four films in which the Tri-Star Joint Venture

has an interest ("Let's Get Harry," "Peggy Sue Got

Married," "No Mercy" and "Nadine").  In addition, the Tri-

Star Joint Venture acquired interests in certain films

produced by independent producers that were distributed by

TriStar.

       The Partnership has an interest ranging from 5% to

25% in each of the Joint Ventures' films.  See "Films in

Release."  The Partnership's ownership interest with

respect to each film generally is equal to the percentage

the

Partnership's cash contribution for the production or

acquisition of a film bears to the total cash contributions

for production or acquisition of that film.

       The Partnership, through the Tri-Star Joint Venture,

was granted a participation interest by TriStar in 1988 in

the motion pictures "Short Circuit 2" and "Rambo III."  See

"Films In Release."  The Partnership made no capital

contributions for its interest in these films but is

entitled to a share of any net proceeds from each of these

films beyond certain performance levels.  Any payments due

with respect to these interests will be made to the

Partnership in June 1996, subject to being paid earlier

under certain circumstances.  The Partnership does not

anticipate receiving any revenues with respect to "Short

Circuit 2."  However, as of December 31, 1995, the

Partnership had accrued revenues of approximately $166,000

in connection with "Rambo III." "Short Circuit 2" and Rambo

III" are sometimes referred to as the "Additional Films."

       The Partnership has begun evaluating the value of

its interest in the film assets for the purpose of possibly

selling that interest and liquidating the Partnership.  The

General Partner presently anticipates that the Partnership

may be liquidated by late 1996, or early 1997.  However,

cash distributions as a result of the liquidation may be

made to the partners to the extent, and only to the extent,

the proceeds from the sale of the Partnership's interest in

the film assets in connection with the liquidation are in

excess of the Distributors' entitlement to the recoupment

described below net of a reserve for the Partnership's

operating expenses.  See "Additional Payments".

Distribution of Films.

       The films of the Columbia Joint Venture and the Tri

Star Joint Venture are distributed pursuant to distribution

agreements between Columbia Pictures, a division of

Columbia ("Columbia Pictures"), and the Columbia Joint

Venture, and between TriStar and the Tri-Star Joint

Venture, respectively. Columbia Pictures and TriStar, as

distributors, are sometimes referred to collectively as the

"Distributors" and individually as a "Distributor."

       The Distributor has the ultimate authority for all

decisions with respect to the distribution of the films.

For each film, the Partnership, through a Joint Venture, is

generally entitled to receive an amount equal to the

greater of the product of the Partnership's percentage

interest in a film multiplied by (a) an amount equal to

100% of the net proceeds from the distribution of the film

and (b) an amount equal to 32% of the gross receipts from

the distribution of the film.  Distribution arrangements

with respect to films in which a Joint Venture has an

interest that were produced by independent producers may

vary from those with respect to films produced by a Joint

Venture.  The Partnership and the Studio Venturer share in

the amount to which the Joint Ventures are entitled from

the distribution of any film in proportion to their

respective interests in the film.  The distribution

agreements provide, with certain exceptions, that gross

receipts consist of all sums received by the Distributor

from the exploitation of a film throughout the world.  Net

proceeds with respect to each film generally are determined

by deducting from gross receipts:

       (a) a distribution fee equal to 17-1/2% of

substantially all of the gross receipts of the film.  The

Distributor's entitlement to this distribution fee is

deferred until the Joint Venture has received from the

distribution of that film an amount equal to the amounts

contributed by the Joint Venture to produce or acquire an

interest in the film, other than amounts paid in the nature

of interest;

       (b) all expenses incurred in the distribution,

promotion and marketing of the film, including expenditures

for prints and advertising; and

       (c) payments to third party participants who have

contingent shares in the film.  The extent to which

payments to third party participants may be deducted from

the gross receipts of a film in determining net proceeds is

limited by the distribution agreements.

       Many of the Columbia Joint Venture's and the Tri-

Star Joint Venture's films have been licensed to Home Box

Office, Inc. ("HBO") for exhibition on its pay television

services. The distribution agreements with each Joint

Venture provide that gross receipts of a film with respect

to pay television exhibition by HBO shall be an amount

equal to specified percentages of the first year's domestic

theatrical gross receipts of that film, regardless of the

actual license fee payable to Columbia or TriStar under

their respective license agreements with HBO.  The amount

initially included in gross receipts may be less (and in

some instances substantially less) than the amount actually

received by Columbia or TriStar under their agreements with

HBO.  See the "Additional Payments" provision described

below for information concerning additional amounts that

gross receipts may be credited with in connection with pay

television exhibition by HBO.

       Columbia Pictures entered into an arrangement with

CBS Inc. ("CBS") for CBS to license for exhibition on the

CBS television network, a specified number of motion

pictures from among a specified number of groups of motion

pictures. The arrangement provides for CBS to pay a

specified average license fee for the motion pictures in

each group licensed by CBS.  The Columbia Joint Venture and

its Distributor have

agreed that, subject to adjustment in certain

circumstances, gross receipts for films licensed to CBS

under this arrangement include an amount equal to the

higher of the license fees paid by CBS and the comparable

fair market value for the license rights involved for the

relevant license period.  Certain films in which the

Partnership owns an interest have been licensed for network

television exhibition under this arrangement.  Certain of

the Tri-Star Joint Venture Films have been licensed for

network television exhibition on CBS or on other television

networks on a filmby-film basis.

       The films in which the Partnership owns an interest

are subject to agreements between each Distributor and

Columbia TriStar Home Video (formerly known as RCA/Columbia

Pictures Home Video) and Columbia TriStar Home Video

(International) Inc. (formerly known as RCA/Columbia

Pictures International Video).  The distribution agreements

between each Joint Venture and its Distributor provide for

the inclusion in gross receipts of a specified royalty for

video cassettes and video discs regardless of the amounts

payable to TriStar or Columbia under their respective

agreements with such joint ventures (which may exceed the

amounts includable in gross receipts).

       Many films in which the Partnership has an interest

have been licensed by the Distributor for exhibition on

other cable television services, independent television

stations in the United States and on foreign television

stations. Generally, these films have been made available

for foreign television exhibition and domestic independent

television exhibition approximately three and five years,

respectively, after a film's domestic theatrical release.

      Each Distributor reports gross receipts and net

proceeds for each film to the Joint Venture on behalf of

which it acts, on a quarterly basis, and makes payment to

that Joint Venture based on those reports when the reports

are delivered.  In addition to distributing motion pictures

produced or acquired by the Joint Ventures, each

Distributor distributes films in which joint ventures

between each of Columbia and TriStar and certain other

limited partnerships (the "Delphi Partnerships") own an

interest, as well as films in which neither the Partnership

nor any of the Delphi Partnerships own an interest.

Additional Payments.

       The terms of the distribution agreements between

each Joint Venture and its respective Distributor provided

that the Partnership would be entitled to receive, through

each Joint Venture, a payment (an "Additional Payment")

from that Joint Venture's Distributor for each film (an

"Unrecouped Film"), if by March 1993, in the case of the

Columbia Joint Venture, and if by February l994, in the

case of the Tri-Star Joint Venture, for which the

particular Joint Venture had not received from the

distribution of that film (or its sale) an amount equal to

the amount spent by the Joint Venture to produce or acquire

an interest in that film, other than amounts spent for

payments in the nature of interest ("Cost Return").  Each

Additional Payment was in the amount necessary for the

Partnership to be repaid (without interest) its unrecouped

contributions to the Joint Venture with respect to the

production or acquisition of an Unrecouped Film (other than

contributions for payments in the nature of interest), but

not more than the amount specified below.  The Additional

Payment was first payable only to the extent of (and

attributable to) the distribution fees received by the

Distributor from the distribution of all of its Joint

Venture's films.  The Additional Payments based on

distribution fees were allocated by the Joint Ventures

first

to the Partnership to the extent necessary for the

Partnership to recoup its investment in such film; any

excess for such film was allocated to the respective Studio

Venturer until Cost Return.  If these distribution fees

were insufficient to enable a Distributor to make the

Additional Payments with respect to all of its Joint

Venture's Unrecouped Films, then gross receipts and net

proceeds of each remaining Unrecouped Film distributed by

that Distributor were recalculated by including as gross

receipts the minimum license fees under its license

agreement with HBO and certain minimum amounts in respect

of video cassette and video disc exploitation with respect

to that Unrecouped Film. Each Distributor then made an

Additional Payment to the Partnership, through its Joint

Venture, with respect to each Unrecouped Film to the extent

of the Partnership's share of additional gross receipts or

net proceeds payable as a result of the recalculation but

only up to the amount of the unrecouped contributions

(other than contributions for payments in the nature of

interest) by the Partnership for the production or

acquisition of that Unrecouped Film.  Each such Additional

Payment made on the basis of such recalculation was

allocated between the Partnership and the respective Studio

Venturer in proportion to their respective interest in the

applicable Unrecouped Film.

      The distribution agreements provided that each

Distributor would be entitled to recoup the Additional

Payment made to the Partnership in respect of each

Unrecouped Film, with interest calculated at 110% of the

prime rate from time to time, from the Partnership's share

of subsequent gross receipts or net proceeds of that

Unrecouped Film and from the proceeds of any sale of the

Partnership's interest in that Unrecouped Film or amounts

allocable to that Unrecouped Film upon a sale of the

Partnership's interest in

the Joint Venture.  Except for Unrecouped Films, the

Distributor does not have the right to recoup amounts from

the proceeds of any sale of a film.  In calculating the

amount of distribution fees available for the Additional

Payments, no distribution fee has been deemed received by a

Distributor (and therefore no distribution fee will be

deemed available for the Additional Payment) from (i) a

film with respect to which the most recent payment was

based on gross receipts (ii) a film that did not reach Cost

Return or (iii) an Additional Film.

       Based on the anticipated performance of one film in

release through the Tri-Star Joint Venture as of December

31, 1995, approximately $392,000 has been accrued by the

Tri-Star Joint Venture as an Additional Payment allocable

to the Partnership.  In February, 1994 the Partnership

received approximately $7,886,000 representing its share of

the TriStar Joint Venture's Additional Payment relating to

all but one film net of  the repayment of the $200,000

advance (see below) previously received by the Partnership.

The Partnership received approximately $10,911,000 in May

1993 representing its share of the Columbia Joint Venture's

Additional Payment net of the repayment of the $200,000

advance (see below) previously received by the Partnership.

       The Additional Payments from the Distributors are

expected to enable the Partnership, through each Joint

Venture, to achieve Cost Return for each Unrecouped Film

and are not intended to enable the Partnership to recoup

any amounts paid by the Partnership for management fees or

other expenses of the Partnership.  The Columbia and

TriStar Distributors are not expected to fully recoup the

Additional Payments made.

       During 1990, an interest-free advance from the

Columbia and TriStar Distributors, respectively, was made

to

the Joint Venture and allocated to the Partnership each in

the amount of $200,000 (hereinafter referred to as the

"Advances").  In October 1992, the Distributors for the

respective Joint Ventures modified the terms of the

recoupment of the Advances to provide that the Distributors

would be entitled to retain an amount equal to the Advances

from any Additional Payments otherwise payable to the Joint

Ventures on behalf of the Partnership.  Prior to this

modification, the Partnership was restricted in the amount

of cash it could distribute to its partners and would have

been required to repay these Advances in 1992.  This

modification permitted the Partnership to defer this

repayment and to make distributions in excess of $100 per

limited partnership unit during 1994, 1993 and 1992 without

first repaying these Advances.  The $200,000 Advances

previously received by the Partnership from the Columbia

and TriStar Distributors, respectively, were repaid as of

December 31, 1994.

Films in Release.

       All 12 films in which the Columbia Joint Venture has

an interest have been released.  Certain information

concerning these films is set forth below:

                         Initial             Partnership's
                         Release             Approximate
   Title                                      Date
Percentage Interest
   St. Elmo's Fire                           June 1985
25%
   Silverado                                 July 1985
15.6%
   Fright Night                                   August
1985
20.2%
   Agnes of God                              September 1985
11%
   Jagged Edge           October 1985             15%
   Quicksilver                               February 1986
15%
   Crossroads                                March 1986
15%
   Violets Are Blue                          April 1986
15%
   Desert Bloom                              April 1986
15%
   One More Saturday Night                   June 1986
15%
   Armed and Dangerous   August 1986               5%
   Happy New Year                            July 1987
6.3%
       All 15 films in which the Tri-Star Joint Venture
has
acquired an interest have been released. Certain
information
concerning these films is set forth below:
                         Initial             Partnership's
                         Release             Approximate
   Title                                     Date
Percentage Interest
   Rambo: First Blood
           Part II                                May 1985
7.5%
   Lifeforce                                 June 1985
7.5%
   Santa Claus: The Movie                    November 1985
5%
   Band of the Hand                          April 1986
20%
   Short Circuit                             May 1986
5%
   Labyrinth                                 June 1986
5%
   About Last Night...   July 1986               22.5%
   Nothing In Common     July 1986               17.8%
   Night of the Creeps   August 1986             20%
   Peggy Sue Got Married                     October 1986
17.8%
   Let's Get Harry                           October 1986
17%
   No Mercy                                  December 1986
9%
   Nadine                August 1987              5%
   Rambo III                                 May 1988  (See
Below)
   Short Circuit 2                           July 1988 (See
Below)

       The Partnership, through the Tri-Star Joint Venture,

has participation interests in the films "Short Circuit 2"

and "Rambo III."  The Partnership is entitled to a

percentage of net proceeds (3.2% in the case of "Short

Circuit 2" and 6% in the case of "Rambo III") after

"Breakeven" has been reached.  "Breakeven" in this instance

is defined as the point at which 5.6% of net proceeds

(after recoupment of deferred distribution fees) in the

case of "Short Circuit 2" and 10% in the case of "Rambo

III" equals 5% of the production cost of the film

(including an overhead charge of 12-1/2%).  The Partnership

does not anticipate receiving any revenues with respect to

"Short Circuit 2."  However, as of December 31, 1995, the

Partnership had accrued revenues of

approximately $166,000 in connection with "Rambo III."

       All of the Partnership's films have been

theatrically released both domestically and in foreign

markets.  In addition, all of these films have been made

available on video cassettes and have been exhibited on pay

television. Many of these films have been exhibited on

network television and certain of these films are currently

under license for domestic syndicated television exhibition

and foreign television exhibition.  See "Distribution of

Films." Competition.

       Competition in the motion picture industry is

intense, both in theatrical distribution as well as in the

ancillary markets where the Partnership's films are now

being distributed.  All of the "major" studios and

independent distribution companies are distributing films

that compete for the attention of purchasers of product for

these ancillary markets which include pay cable television,

home video, network television exhibition, and syndicated

television exhibition both foreign and domestic.  The

Partnership's films compete in many of these markets not

only with films that were released contemporaneously, but

also with many films that were released in prior and

subsequent years.  The level of theatrical success that a

film enjoyed is often an important factor with respect to

results achieved in these ancillary markets.

Employees.

       The Partnership has no employees.  The General

Partner, however, retains the services of Magera Management

Corporation ("Magera") to provide operational and financial

services to it.  See Item l0 "Directors and Executive

Officers of the Partnership-Operational and Financial

Services."  Magera has eight employees who perform services

for the General Partner and for the general partners of

other

private and public limited partnerships, including the

other Delphi Partnerships.

Item 2.  Properties.

     The executive offices of the Partnership and the

General Partner are located at 666 Third Avenue, New York,

New York  10017.  The Partnership pays no rent.

Item 3.  Legal Proceedings.

       None.

Item 4.  Submission of Matters to a Vote of Security
             Holders.
       None.

                         PART II.

Item 5.    Market for the Registrant's Common Equity and
       Related Security Holder Matters.
       The Partnership is a limited partnership; there is

no established public market for limited partnership units

of the Partnership.

      Effective November 9, 1992, the Partnership was

advised that Merrill Lynch, Pierce, Fenner & Smith

Incorporated ("Merrill Lynch") introduced a new limited

partnership secondary service available to its clients

through Merrill Lynch's Limited Partnership Secondary

Transaction Department.

       Beginning with the December 1994 client account

statements, Merrill Lynch implemented new guidelines for

providing estimated values of limited partnerships and

other direct investments reported on client account

statements.  As a result, Merrill Lynch no longer reports

general partner estimates of limited partnership net asset

value on its client account statements.  Pursuant to the

guidelines, estimated values for limited partnership

interests originally sold by Merrill Lynch (such as the

Partnership's Units) will be provided two times per year to

Merrill Lynch by independent valuation services.  The

estimated values will be

based on financial and other information available to the

independent services on the prior August l5th for reporting

on December year-end client account statements, and on

information available to the services on March 31st for

reporting on June month-end Merrill Lynch client account

statements.  Merrill Lynch clients may contact their

Merrill Lynch Financial Consultants or telephone the number

provided to them on their account statements to obtain a

general description of the methodology used by the

independent valuation services to determine their estimates

of value.

The estimated values provided by the independent services

are not market values and Unit holders may not be able to

sell Units or realize the amount upon a sale.  In addition,

Unit holders may not realize the independent estimated

value upon the liquidation of the Partnership over its

remaining life.

       As of March 15, 1996, there were approximately 4,200

holders of record of limited partnership units of the

Partnership.

Cash Distributions.

       The Partnership commenced making cash distributions in April 1987. The following chart sets forth the cash distributions made by the Partnership through March 15, 1996:




           Year                         Amount Per Unit
           1987                           $       600
           1988                                   300
           1989                                   120
           1990
           100 1991
           100 1992
           240 1993                              1,400
           1994                                   875
           1995                                     50
           1996  (through March 15)         0
         Total                           $3,785

       Accordingly, as of March 15, 1996, the partners

have received distributions aggregating 75.7% of their

original investment in the Partnership.  The Partnership

does not currently anticipate that the partners will

receive cash

distributions in an aggregate amount sufficient to recover

their capital contribution to the Partnership.


Item 6.    Selected Financial Data.
                    (000's omitted except for per unit
information)
                                                    Year
Ended December 31,
                      1995              1994
1993
1992         1991
Operating
  revenues(1):   $        0          $         0           $
0        $        0      $        0
Share of profit
  in motion
  picture ventures,
  net:           $    338          $      312        $
2,275
$ 3,039     $   1,112
Net (loss)
  profit:         $     (32)        $      (17)        $
1,789  $ 2,583     $      785
Net (loss)
profit per unit:        $       (4)        $        (2)
$     221       $   320      $       97
Total assets:    $  2,825        $   3,303         $10,364
$l9,895    $19,217
Total liabilities:              $       68        $
110
$       83       $      90     $       56
Cash distributions
  per unit:             $       50        $      875
$  1,400       $    240     $     100




(1)The Partnership's interests in the Joint Ventures are not included in Operating Revenues as they are accounted for by the equity method.

Item 7.    Management's Discussion and Analysis of

       Financial Condition and Results of Operations.

   1.  Liquidity and Capital Resources.

       The Partnership fully satisfied its commitment to contribute funds to the Joint Ventures for the production of, and acquisition of interests in, films. As of December
31, 1995, the Partnership held cash of approximately
$185,000 and short-term investments of approximately
$1,227,000.  Short-

term investments consist solely of U.S. government

securities.

   The Partnership received approximately $7,886,000 in

February 1994 representing its share of the Tri-Star Joint

Venture's Additional Payment relating to all but one film

net of the repayment of the $200,000 Advance previously

received by the Partnership.  These funds, less a reserve

for Partnership operating expenses, were distributed to

partners in May 1994.  The Partnership received

approximately $10,911,000 in May 1993 representing its

share of the Columbia Joint Venture's Additional Payment

net of the repayment of the $200,000 Advance previously

received by the Partnership.  These funds, less a reserve

for Partnership operating expenses, were distributed to

partners in May 1993. The Columbia and TriStar Distributors

are not expected to fully recoup these Additional Payments

and it is therefore currently expected that the Partnership

will not receive any additional revenue with respect to the

Columbia and Tri-Star Joint Venture's Unrecouped Films.

   The Partnership has benefited from an arrangement between each Joint Venture and its related Distributor under which up to an aggregate of $400,000 had been made available, without interest, to the Joint Ventures on behalf of the Partnership as an advance against payments that would otherwise be made by the Distributors to the Joint Ventures at a later date. The Partnership has received the entire $400,000 available under these arrangements. In October 1992, each of the Distributors for the respective Joint Ventures modified the terms of the recoupment of the Advances to provide that the Distributor would be entitled to retain an amount equal to the Advances from any Additional Payments otherwise payable to the Joint
Ventures on behalf of the Partnership. Prior to this modification, the Partnership was restricted in the amount of cash it could distribute to its partners and

would have been required to repay these Advances in 1992.

This modification permitted the Partnership to defer this

repayment and to make distributions in excess of $100 per

limited partnership unit during 1995, 1994 and 1993

without first repaying these Advances.  As of December 31,

1994, the $400,000 Advance previously received by the

Partnership from the Columbia and TriStar Distributors had

been repaid.

       The Partnership has begun evaluating the value of

its interest in the film assets for the purpose of

possibly selling that interest and liquidating the

Partnership.  The General Partner presently anticipates

that the Partnership may be liquidated by late 1996, or

early 1997.  However, cash distributions as a result of

the liquidation may be made to the partners to the extent,

and only to the extent, the proceeds from the sale of the

Partnership's interest in the film assets in connection

with the liquidation are in excess of the Distributors'

entitlement to the recoupment described below net of a

reserve for the Partnership's operating expenses.  See

"Additional Payments."

   Since the Partnership's obligations to make contributions to the Joint Ventures for the production of, and acquisition of interests in, films have been satisfied, all revenue received by the Partnership (for other than Unrecouped Films) is used to pay operating expenses of the Partnership and to make cash distributions to partners. The Partnership does not anticipate significant future revenues and accordingly, the Partnership does not currently anticipate making cash distributions to partners on a quarterly basis. However, the Partnership may make future distributions if it realizes proceeds from its interest in films other than Unrecouped Films. The most recent cash distribution by the Partnership was made in November 1995.

       2.  Results of Operations.

     The Partnership's operating results are primarily

dependent upon the operating results of the Joint Ventures

and are significantly impacted by the Joint Ventures'

policies.

       The performance of each film is based upon the

amount expended for production and other costs associated

with a film and the revenue generated by a film.  The

amount and timing of revenue generated by each film is

dependent upon the degree of acceptance by the consumer

public and the particular ancillary market in which the

film is then being exhibited.

       Amounts contributed toward each film are compared

periodically to the expected total revenue to be generated

for that film, and write-downs may occur to the extent the

amounts invested exceed the expected total revenue for

that film.

       Additionally, each Joint Venture may record income

with respect to Additional Payments, to the extent

available, which may allow it to recover its investment in

films.

       For the year ended December 31, 1995, the Columbia

Joint Venture had a net profit of which the Partnership's

share was approximately $316,000, due primarily to the

profitable results of certain films.  The Tri-Star Joint

Venture had a net profit of which the Partnership's share

was approximately $22,000, due primarily to the profitable

results of certain films.  In addition, the Partnership

earned approximately $87,000 of interest income from short

term investments and incurred approximately $457,000 in

expenses from operations, resulting in an overall net loss

reported by the Partnership of approximately $32,000.

 For the year ended December 31, 1994, the Columbia Joint

Venture had a net profit of which the Partnership's share was approximately $250,000, due primarily to the profitable

results of certain films offset, in part, by expenses

related to foreign exchange losses.  The Tri-Star Joint

Venture had a net loss; however, the Partnership reported

a net profit from that Joint Venture of approximately

$62,000, due primarily to the profitable results of one

film and interest income related to the accrual of

Additional Payments offset, in part, by expenses related

to foreign exchange losses.  In addition, the Partnership

earned approximately $119,000 of interest income from

short-term investments and incurred approximately $448,000

in expenses from operations, resulting in an overall net

loss reported by the Partnership of approximately $17,000.

   For the year ended December 31, 1993, the Columbia

Joint Venture had a net profit of which the Partnership's

share was approximately $504,000, due primarily to the

profitable results of certain films, interest income

related to the accrual of Additional Payments and payments

received with respect to the resolution of several

outstanding issues with the Distributor.  The Tri-Star

Joint Venture had a net profit of which the Partnership's

share was approximately $1,771,000, due primarily to the

accrual of Additional Payments and related interest income

and the profitable results of certain films.  In addition,

the Partnership earned approximately $40,000 of interest

income from shortterm investments and incurred

approximately $526,000 in expenses from operations,

resulting in an overall net profit reported by the

Partnership of approximately $1,789,000.

       The decrease in interest income for the year ended

December 31, 1995 as compared with the prior year is due

primarily to less funds available for short-term

investments during 1995.

       The increase in interest income for the year ended

December 31, 1994 as compared with the prior year is due

primarily to the availability of more funds for short-term

investments during 1994.

 The increase in the Partnership's total expenses for the

year ended December 31, 1995 as compared with the prior is

due primarily to an increase in Other Expenses.  The

increase in Other Expenses is attributable to an increase

in professional fees related to film audits.

   The decrease in the Partnership's total expenses for the

year ended December 31, 1994 as compared with the prior

year is due primarily to a decrease in Other Expenses.  The

decrease in Other Expenses is attributable to a decrease in

professional fees related to film audits.

   The Partnership does not believe that the impact of

inflation on the results of its operations has been

material. Item 8.    Financial Statements and Supplementary

Data.

       See the financial statements set forth in Item 14 of

this annual report.

Item 9.Changes in and Disagreements with Accountants on

       Accounting and Financial Disclosure.

       None.

                         PART III.

Item 10.   Directors and Executive Officers of the
       Partnership.

       The General Partner of the partnership is The Delphi
Company, a New York general partnership originally formed in December 1984 by Lewis J. Korman, Richard M. Mason, and two other individuals. In January 1987, ML Film
Entertainment Inc. ("ML Film"), a Delaware corporation, and a wholly-owned subsidiary of ML Leasing Equipment Corp.
(which is an indirect wholly-owned subsidiary of Merrill
Lynch & Co. Inc., and the successor in interest to Merrill
Lynch Leasing Inc. and Merlease Leasing Corp.) and an affiliate of Merrill

Lynch, Pierce, Fenner & Smith Incorporated ("Merrill

Lynch"), was admitted as a partner in the General Partner

and replaced Mr. Korman as managing partner of the General

Partner (the "Managing Partner").  Set forth below is

certain information regarding the management of the General

Partner.

ML Film.

The executive officers and directors of ML Film are:




Kevin K. Albert . . . . . . . .President, Director
Robert F. Aufenanger . . . Executive Vice President,
Director Steven N. Baumgarten . . .Vice President, Director
Michael E. Lurie . . . . . . . Vice President, Director

Diane T. Herte. . .  . . . . . . Treasurer

       Kevin K. Albert, 43, a Managing Director of

Merrill Lynch Investment Banking Group ("ML Investment

Banking"), joined Merrill Lynch in 1981.  Mr. Albert

works in the Equity Private Placement Group and is

involved in structuring and placing a diversified array

of private equity financings including common stock,

preferred stock, limited partnership interests and

other equity related securities. Mr. Albert is also a

director of  ML Media Management Inc. ("ML Media"), an

affiliate of ML Film and a joint venturer of Media

Management Partners, the general partner of ML Media

Partners, L.P.; a director of ML Opportunity Management

Inc. ("ML Opportunity"), an affiliate of ML Film and a

joint venturer in Media Opportunity Management

Partners, the general partner of ML Media Opportunity

Partners, L.P.; a director of ML Mezzanine II Inc. ("ML

Mezzanine II"), an affiliate of ML Film and the general

partner of the managing general partner of ML Lee

Acquisition Fund II, L.P. and ML Lee Acquisition Fund

(Retirement Accounts) II, L.P.; a director of ML

Mezzanine Inc. ("ML Mezzanine"), an affiliate of ML

Film and the general partner of the managing general

partner of ML Lee

Acquisition Fund, L.P.; a director of Merrill Lynch

Venture Capital Inc. ("ML Venture"), an affiliate of ML

Film and the general partner of the Managing General

Partner of ML Venture Partners I, L.P. ("Venture I"),

ML Venture Partners II, L.P. ("Venture II"), and ML

Oklahoma Venture Partners Limited Partnership

("Oklahoma"); and a director of Merrill Lynch R&D

Management Inc. ("ML R&D"), an affiliate of ML Film and

the general partner of the Managing General Partner of

ML Technology Ventures, L.P. Mr. Albert also serves as

an independent general partner of Venture I and Venture

II.

     Robert F. Aufenanger, 42, a Vice President of

Merrill & Co. Corporate Credit and a Director of the

Partnership Management Department, joined Merrill Lynch

in 1980.  Mr. Aufenanger is responsible for the ongoing

management of the operations of the equipment and

project related limited partnerships for which

affiliates of ML Film serve as general partners.  Mr.

Aufenanger is also a director of ML Media, ML

Opportunity, ML Venture, ML R&D, ML Mezzanine, and ML

Mezanine II.

Steven N. Baumgarten, 40, a Vice President of Merrill

Lynch & Co. Corporate Credit joined Merrill Lynch in

1986.  Mr. Baumgarten shares responsibility for the

ongoing management of the operations of the equipment

and project related limited partnerships for which

subsidiaries of ML Leasing Equipment Corp., an

affiliate of Merrill Lynch, are general partners.

       Michael E. Lurie, 52, a First Vice President of

Merrill Lynch & Co. Corporate Credit and the Director

of the Asset Recovery Management Department, joined

Merrill Lynch in 1970.  Prior to his present position,

Mr. Lurie was the Director of Debt and Equity Markets

Credit responsible for the global allocation of credit

limits

and the approval and structuring of specific

transactions relating to debt and equity products.  He

also served as Chairman of the Merrill Lynch

International Bank Credit Committee.  Mr. Lurie is also

a director of ML Media, ML Opportunity, ML Venture and

ML R&D.

       Diane T. Herte, 35, an Assistant Vice President

of Merrill Lynch & Co., Corporate Credit since 1992,

joined Merrill Lynch in 1984.  Ms. Herte's

responsibilities include controllership and financial

management functions for certain partnerships for which

subsidiaries of ML Leasing Equipment Corp., an

affiliate of Merrill Lynch, are general partners.

       Mr. Aufenanger is an executive officer of Mid

Miami Diagnostics Inc. ("Mid-Miami Inc.").  On October

28, 1994 both Mid-Miami Inc. and Mid-Miami Diagnostics,

L.P. filed voluntary petitions for protection from

creditors under Chapter 7 of the United States

Bankruptcy Code in the United States Bankruptcy Court

for the Southern District of New York.

       Merrill Lynch was a co-managing underwriter of

the initial public offering of Sony Pictures

Entertainment Inc. (then known as "Tri-Star Pictures,

Inc.") securities and of several subsequent public

offerings of additional SPE securities.  In addition,

an affiliate of the Managing Partner serves as a

manager for certain film financing transactions

conducted on behalf of SPE in Japan.  Therefore, ML

Film and its affiliates could have interests that may

conflict with those of the Partnership.

       Merrill Lynch, or an affiliate, has served as a

selling agent for the public offerings of units in each

of the Delphi Partnerships.

Operational and Financial Services.

       To assist it in the performance of its duties,

the General Partner has engaged Magera, subject to the

direction and supervision of the General Partner, to

provide operational and financial services which are

provided at no additional cost to the Partnership for

each year for which there is a management fee.  Magera

is owned by Richard M. Mason and Aaron German.  Mr.

Mason, a partner of the non-managing partner of the

General Partner and the President of Magera, and Mr.

German, the Executive Vice President of Magera, also

previously acted as consultants to SPE.  Magera also

provides operational and financial services to the

general partners of other private and public limited

partnerships, including the other Delphi Partnerships,

and serves as a consultant to others engaged in the

entertainment industry.

Item 11.   Executive Compensation.

       The General Partner was paid a management fee of

$400,000 for 1995.  The General Partner is responsible

for payments to all personnel employed by it, office

and travel expenses, and the preparation and mailing of

reports to partners and other matters relating to the

administration of the Partnership.  The General Partner

does not, however, bear the expense of professional

fees rendered on behalf of the Partnership, such as

legal fees and fees to certified public accountants,

which are paid directly by the Partnership.  For years

subsequent to 1995, there is no fixed management fee,

but the General Partner will be reimbursed for out-of-

pocket expenses with respect to administering the

Partnership and reporting to partners. In that regard,

the General Partner, on behalf of the Partnership, has

retained Magera to provide those services to the

Partnership for 1996.

      Until limited partners have received total cash

distributions equal to their capital contributions (the

"Capital Return"), they will receive 99% of, and the

General Partner will receive 1% of, all cash distributions.

The General Partner, in addition to receiving distributions

in respect of the 1% interest for which it has paid, will

be entitled to receive distributions in amounts equal to

20% of all cash distributions made after Capital Return.

The payment to the General Partner of one-third of these

additional amounts with respect to the 20% interest will be

deferred until the limited partners have received total

cash distributions equal to l50% of Capital Return and the

amounts deferred will be payable from the next cash

distributed after l50% of Capital Return is reached.  If

l50% of Capital Return is not reached, the General Partner

will not receive any deferred amount.

        The foregoing describes the provisions of the

partnership agreement concerning the General Partner's

right to share in cash distributions, and is not intended

to suggest that any particular level of cash distributions

will be reached.

        Prior to reaching Capital Return, income will be

allocated 99% to the limited partners and l% to the General

Partner.  After Capital Return is reached, allocations of

income will be based on the aggregate prior allocations of

income and losses, the aggregate prior cash distributions

and cash available for distribution.

Item 12. Security Ownership of Certain Beneficial Owners and Management
       To the best of the knowledge of the Partnership, no person beneficially owns in excess of 5% of the limited partnership units of the Partnership.


       To the best of the knowledge of the Managing
Partner, as of March 1, 1996, no

person is the beneficial owner of 5% or more of the

outstanding common stock of Merrill

Lynch.

Item 13.   Certain Relationships and Related Transactions.

       The Partnership's operations relating to the

ownership and exploitation of films involve Columbia or

TriStar.  See Item 1 "Business."

       The General Partner is entitled to management fees

and to a portion of cash distributions to partners.  The

General Partner of the Partnership is affiliated with the

general partners of other Delphi Partnerships all of which

are limited partnerships similar to the Partnership.

                          PART IV.

Item 14. Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K.

 (a)(1)    Financial Statements:

                  Delphi Film Associates IV
       Independent Auditors' Report

       Balance Sheets at December 31, 1995 and 1994

       Statements of Operations for the Years
         Ended December 31, 1995, 1994 and 1993

       Statements of Cash Flows for the Years
         Ended December 31, l995, 1994 and 1993

       Statements of Changes in Partners'

         Capital for the Years Ended December

         31, 1995, 1994 and 1993

       Notes to Financial Statements Columbia-

               Delphi IV Productions

       Independent Auditors' Report

       Balance Sheets at December 31, 1995 and

       1994

         Statements of Operations for the Years
         ended December 31, 1995, 1994 and 1993


       Statements of Cash Flows for the Years
         Ended December 31, l995, 1994 and 1993


       Statements of Venturers' Capital for the Years ended December 31, 1995,
         1994 and 1993

       Notes to Financial Statements Tri-Star-
               Delphi IV Productions
       Independent Auditors' Report
       Balance Sheets at December 31, l995 and
1994
       Statements of Operations for the Years
         Ended December 31, 1995, 1994 and 1993
       Statements of Cash Flows for the Years
         Ended December 31, l995 1994 and 1993
       Statements of Venturers' Capital for the Years
         Ended December 31, 1995, 1994 and 1993
       Notes to Financial Statements
 (a)(2)    Financial Statement Schedules:
          No financial statement schedules have been filed as part of this report as none are required.

(a)(3) Exhibits
Exhibit No.
       Amended Agreement
         of Limited Partnership (1)
4.l(a)

       Amendment to the Amended Agreement
         of Limited Partnership dated
         as of December 26, 1986 (2)
4.1(b)

       Joint Venture Agreements (1)
10.1

       Product Origination
         Agreements (1)
l0.2

       Distribution Agreements (1)
l0.4(a)

       Amendment to the Columbia
         Distribution Agreement dated May
         14, 1987 (3)
10.4(b)

       Amendment to the Tri-Star
         Distribution Agreement dated June
         9, 1987 (3)
10.4(c)
           Amendment to the Columbia Distribution
         Agreement dated as of October 14, 1987 (4)
10.4(d)

       Amendment to the Tri-Star Distribution Agreement
         dated as of October 14, 1987 (4)
10.4(e)

          Financial Data Schedule                  27

(1) Incorporated by reference to the Partnership's registration statement No. 2-96426, as amended, on file with the Securities and Exchange Commission.
(2) Incorporated by reference to the Partnership's Form 10-K for the year ended December 31, 1986 on file with the Securities and Exchange Commission.
(3) Incorporated by reference to the Partnership's Form 10-Q for the quarter ended June 30, 1987 on file with the Securities and Exchange Commission.
(4) Incorporated by reference to the Partnership's Form 10-Q for the quarter ended September 30, 1987 on file with

    the Securities and Exchange Commission.

(b)        Reports on Form 8-K.

      No reports on Form 8-K were filed during the last

quarter of the Partnership's fiscal year ended December 31,

1995.

(c)        Exhibits.

     The Exhibits required by Item 601 of Regulation S-K

are submitted as a separate section following the

Partnership's financial statements.

(d)        Financial Statement Schedules.

            No financial statement schedules have been filed

as part of this report as none are required.

SIGNATURES
       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Dated: March 26 , 1996         DELPHI FILM ASSOCIATES
IV
                                   By:  THE DELPHI COMPANY
                                     General Partner
                             By:  ML Film
                                    Entertainment Inc.,
Managing Partner
                                           /s/ Kevin K.
                                    Albert (Kevin K. Albert)
                                    President

       Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                   Title          Date
/s/ Kevin K. Albert     Director and President
of March 26, 1996
(Kevin K. Albert)       the Managing Partner
                    of the General Partner
                    (principal executive
                    officer of the Registrant)
/s/ Robert F. Aufenanger              Director and
Executive Vice   March 26, 1996
(Robert F. Aufenanger)                President of the
Managing
                    Partner of the General Partner


/s/ Steven N. Baumgarten              Director and Vice
President  March  26, 1996
(Steven N. Baumgarten)  of the Managing Partner
                  of the General Partner


                                           Director and
Vice President  March 26, 1996
(Michael E. Lurie)      of the Managing Partner
                  of the General Partner

/s/ Diane T. Herte      Treasurer of the         March 26,
1996
(Diane T. Herte)                      Managing Partner
                    of the General Partner
                    (principal financial
                    officer and principal
                    accounting officer of the
                    Registrant)

                        EXHIBIT INDEX


Page Reference
in Sequentially
Numbered Copy
            4.1(a)   Amended Agreement
                   of Limited Partnership*

    4.1(b)  Amendment to the Amended
              Agreement or Limited Partnership

              dated as of December 26, 1986*

    l0.l      Joint Venture Agreements*

    l0.2    Product Origination Agreements* l0.4(a)

    Distribution Agreements*

    10.4(b) Amendment to the Columbia Distribution
              Agreement dated May 14, 1987*


    10.4(c) Amendment to the Tri-Star Distribution
              Agreement dated June 9, 1987*


    10.4(d) Amendment to the Columbia Distribution
Agreement dated as of October 14, 1987*

    10.4(e) Amendment to the Tri-Star Distribution
              Agreement dated as of October 14, 1987*

        27  Financial Data Schedule

*Incorporated by reference

               INDEPENDENT AUDITORS' REPORT

The Partners
Delphi Film Associates IV:

We have audited the accompanying balance sheets of Delphi
Film Associates IV (a New York Limited Partnership) as of
December 31, 1995 and 1994, and the related statements of operations, cash flows and changes in partners' capital for each of the years in the three-year period ended
December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delphi Film Associates IV (a New York Limited
Partnership) at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.



                              KPMG PEAT MARWICK LLP
New York, New York
March 25, 1996

                  DELPHI FILM ASSOCIATES IV
              (A New York Limited Partnership)

                       BALANCE SHEETS
                       (000's Omitted)



December 31,

                                1995        1994
ASSETS
Cash                                     $
$
                                       185
473
Short-Term Investments (Note 2)      1,227
1,369
Receivable from Columbia-Delphi
IV
  Productions, net (Notes 4 &5)        623
584
Receivable from Tri-Star-Delphi
IV
  Productions, net (Notes 4 &          777
817
5)
Interest in Motion Picture
Venture-Columbia-
  Delphi IV Productions (Notes          13
25
2 & 4)
Interest in Motion Picture
Venture-Tri-Star-
  Delphi IV Productions (Notes
2 & 4)                                  --
35
                     Total               $
$
Assets                               2,825
3,303

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $
$
Payable                                 68
110
                      Total
Liabilities                             68
110

Partners' Capital (Note 1):
  General Partner                       73
77
   Limited Partners
                                     2,684
3,116

                       Total
Partners' Capital                    2,757
3,193

                       Total
Liabilities and Partners'
                                         $
$ Capital                            2,825
3,303


     See accompanying notes to the financial
statements.


                  DELPHI FILM ASSOCIATES IV
              (A New York Limited Partnership)

                  STATEMENTS OF OPERATIONS
(000's Omitted, except net (loss) profit per unit)

                            For the Year Ended December
31,

1995           1994          1993
Interest Income               $       $
$
                             87     119
40

Expenses:
    Management Fee          400     400
400
    Other Expenses
                             57      48
126

                            457     448
526
Loss before Share of
Profit
  in Motion Picture       (370)   (329)
(486)
Ventures
Share of Profit in
Motion Picture
  Venture--Columbia-
Delphi IV
   Productions (Notes 2     316     250
504
& 4)
Share of Profit in
Motion Picture
    Venture--Tri-Star-
Delphi IV
     Productions (Notes
2 & 4)                       22      62
1,771

Net (Loss) Profit             $       $
$
                           (32)    (17)
1,789

Net (Loss) Profit Per
Unit of
  Limited Partnership
Interest
   ( 8,000 Units)             $       $
$
                            (4)     (2)
221



     See accompanying notes to the financial
statements.



                  DELPHI FILM ASSOCIATES IV
              (A New York Limited
                  Partnership) STATEMENTS OF
                  CASH FLOWS
                       (000's Omitted)

For the Year Ended December 31,

1995 1994          1993
Cash Flow From Operating
Activities:
Net (Loss) Profit                         $         $
$
                                       (32)      (17)
1,789 Adjustments to reconcile Net
(Loss) Profit to net
   cash (used) provided by
operating activities:
    Share of Profit in Motion         (338)     (312)
(2,275) Picture Ventures
     Distributions from Joint           385       341
2,429
Ventures
     Changes in Assets and
Liabilities:
        Decrease in Receivables
from Joint
          Ventures, net                   1     7,864
9,267
      (Decrease) Increase in
Accrued Expenses
          and Accounts Payable
                                       (42)        27
(7)
        Net Cash (Used) Provided
by Operating
           Activities
                                       (26)     7,903
11,203

Cash Flow From Investing
Activities:
Purchases of Short-Term             (4,472)  (35,792)
(12,475)
Investments
Redemptions of Short-Term
Investments                           4,614    34,967
12,568

   Net Cash Provided (Used) by
Investing
     Activities
                                        142     (825)
93

Cash Flow From Financing
Activities:
Distributions to Partners
                                      (404)   (7,071)
   (11,313) Net Cash Used by Financing
Activities                            (404)   (7,071)
(11,313)

 (Decrease) Increase In Cash          (288)         7
(17)
Cash at beginning of year
                                        473       466
483 Cash at end of year                   $         $
$
                                        185       473
     466 See accompanying notes to the financial statements.

                  DELPHI FILM ASSOCIATES IV
              (A New York Limited Partnership)

         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
       FOR THE YEARS ENDED DECEMBER 3l, 1995, 1994 AND
       1993 (000's Omitted, except distributions per unit)

                              General            Limited
Total
Balance January 1, 1993              $         $
$
                                   243    19,562
19,805

Net Profit for the Year
Ended
  December 31, 1993                 18     1,771
1,789

Distributions to Partners
($1,400 per unit)                (113)  (11,200)
(11,313)

Balance December 31, 1993          148    10,133
10,281

Net Profit for the Year
Ended
  December 31, 1994                 --      (17)      (17)
Distributions to Partners
($875 per unit)                   (71)   (7,000)   (7,071)

Balance December 31, 1994           77     3,116     3,193

Net Loss for the Year Ended
  December 31, 1995                 --      (32)      (32)

Distributions to Partners
($50 per unit)                     (4)     (400)     (404)

Balance December 31, 1995            $         $         $
                                    73     2,684     2,757
    See accompanying notes to the financial statements.


                                         DELPHI FILM
ASSOCIATES IV
             (A New York Limited Partnership)

               NOTES TO FINANCIAL STATEMENTS

1.  General

   Delphi Film Associates IV (the "Partnership") is a

limited partnership which was formed to participate in the

production, acquisition, ownership, and exploitation of

feature length motion pictures through Columbia-Delphi IV

Productions, a joint venture with Columbia Pictures

Industries, Inc. (the "Columbia Joint Venture"), and

through Tri-Star-Delphi IV Productions, a joint venture

with TriStar Pictures, Inc. (formerly Tri-Star Pictures,

Inc.) ("TriStar") (the "Tri-Star Joint Venture") (the

"Joint Ventures").

 The Partnership was organized under the law of the State

of New York in December 1984.  The Delphi Company, a New

York general partnership (the "General Partner"), is the

general partner of the Partnership.  The General Partner,

which has the full responsibility for the management of the

Partnership's business, received a fee for its management

services of $400,000 in each of the years l995, 1994 and

1993.  A public offering (the "Offering") of limited

partnership interests was completed on June 27, l985.  The

Partnership had no substantial operations until June l985

when the Offering was completed.  A total of 8,000 units at

$5,000 per unit were sold.  The General Partner contributed

$404,000, an amount equal to l% of the total capital

contributed to the Partnership.  Profits and losses have

been allocated l% to the General Partner and 99% to the

Limited Partners.

   The principal business of the Partnership is the

production, acquisition, ownership, and exploitation of

motion pictures through its participation in the Joint

Ventures.  Accordingly, the Partnership's operating results

are in large part dependent upon the operating results of

the Joint Ventures, and are significantly impacted by the

Joint Ventures' policies (see Note 4).

2.  Summary of Significant Accounting Policies

   (a)  Short-Term Investments

   Short-Term Investments consist solely of U.S. Government

Securities which are stated at cost plus accrued interest,

which approximates market value.

   (b)  Accounting for Participation in Joint Ventures

    The Partnership records its investment in the Joint

Ventures under the equity method of accounting.  Columbia

agreed to compensate the Partnership for the

unavailability to the Columbia Joint Venture of investment

tax credits with respect to one of the Columbia films by

paying $288,000 to the Partnership in l986, an amount

which is equal to approximately twice the Partnership's

proportionate share of the investment tax credit relating

to that film.  This payment had been applied as a

reduction of the Partnership's interest in the Columbia

Joint Venture as of December 31, 1991.  During the year

ended December 31, 1992, the Partnership accrued

distributions from the Columbia Joint

Venture in excess of its interest in Motion Picture

Venture. As a result, the Partnership included an

additional $288,000 in its share of profit from the

Columbia Joint Venture for the year ended December 31,

1992.

   (c)  Accounting for Income Taxes

   No provision for income taxes has been made as Delphi

Film Associates IV is treated as a partnership for income

tax purposes, with all income tax consequences flowing

directly to its partners.

   Effective January l, l993, the Partnership adopted

Statement of Financial Accounting Standards No. 109,

"Accounting for Income Taxes."  As of December 31, 1995 and

1994, the reported amounts of the Partnership's assets less

liabilities were less than the tax bases by approximately

$56,000 and $101,000, respectively.  The adoption of the

Statement had no impact on the Partnership's financial

statements.





3.  Supplemental Disclosure of Cash Flow Information

 No amounts for interest were paid in l995, l994 and l993.





4.  Transactions with Joint Ventures

   (a) Interests in Motion Pictures

   The Partnership, through each Joint Venture, generally

has interests ranging from 5% to 25% in (and has borne a

corresponding percentage of the cost of) motion pictures in

which a Joint Venture has an interest ("Joint Venture

Films").  In addition, the Partnership, through the Tri-

Star Joint Venture, has a participation interest in two

films (the "Additional Films").  The Partnership made no

capital contributions for its interest in these two films,

and payments due, if any, with respect to these interests

will be made to the Partnership in June l996, subject to

being paid

earlier under certain circumstances.

  As of December 31, 1995, the Columbia Joint Venture had

twelve films in release for which the Partnership's cash

contributions (including interest) aggregated $23,117,000,

and the Tri-Star Joint Venture had fifteen films (including

the Additional Films) in release for which the

Partnership's cash contributions (including interest)

aggregated $22,701,000.

   (b)  Current Operations

   As of December 31, l995, all twenty-seven films in which

the Partnership has an interest had been released.  Based

on the performance of the films during the year ended

December 31, 1995, and after deducting the net operating

expenses of the Partnership, the Partnership is reporting a

net loss of $32,000 for the year ended December 31, 1995.

   (c)  Transactions with Columbia and TriStar

   The films in which the Columbia Joint Venture has an

interest are distributed pursuant to a distribution

agreement between Columbia Pictures, a division of Columbia

Pictures Industries, Inc. ("Columbia") (a "Distributor"),

and the Columbia Joint Venture.  The films in which the Tri-

Star Joint Venture has an interest are distributed pursuant

to a distribution agreement between TriStar Pictures, Inc.

(a "Distributor") and the Tri-Star Joint Venture (see Note

6). The Distributors are entitled to receive a fee of l7.5%

of substantially all gross receipts from each film, except

that a Distributor's entitlement to this distribution fee

is deferred until its Joint Venture has received from the

distribution of a film an amount equal to that spent by the

Joint Venture to produce or acquire an interest in the

film, other than amounts spent for payments in the nature

of interest.  In light of the results of the Joint Venture

films, net revenue as of December 31, 1995, 1994 and 1993

has

been computed without deducting a distribution fee to the

Distributor with the exception of five films in l995, l994

and l993 for which a portion of the fee was deducted and

two films in l995, l994 and l993 for which the entire

distribution fee has been deducted.

   (d)  Joint Venture Revenue Recognition

   Each Joint Venture recognizes net revenues from the

Distributor on an accrual basis.  Net revenues consist of:

(a) the portion of net proceeds (gross receipts less a

distribution fee, unless deferred, and other distribution

and releasing costs) or, if greater, the portion of gross

receipts payable to the Joint Ventures under the

distribution agreements, plus, (b) accrued gross receipts

(not in excess of the Columbia and Tri-Star Joint Venture's

advertising expenditures plus an amount intended to

approximate the cost of funds incurred by the Partnership

in connection with the Columbia and the Tri-Star Joint

Ventures' advertising obligations).  However, certain

advances received by the Distributor which are includable

in gross receipts under the distribution agreements are not

reflected in the calculation of net revenues until those

advances are earned.

   (e)  Joint Venture Amortization Policies

   Advertising expenditures which benefit future periods

were capitalized as incurred by the Joint Ventures.

Advertising expenditures and unamortized production costs

are amortized under the individual film forecast method

based upon net revenues recognized in proportion to the

Joint Venture's estimate of ultimate net revenues to be

received without regard to any Additional Payments (see

Note 6).  Unamortized production costs are compared with

net realizable value on a film by film basis, and losses

are recognized to the extent of any excess of costs over

net realizable value. Unamortized advertising expenditures

are compared with net

realizable value for all films in the aggregate for each

Joint Venture and losses are recognized to the extent of any excess of expenditures over net realizable value.

   (f)  Receivable from Columbia Joint Venture

   This asset represents the amounts receivable by the

Partnership from the Columbia Joint Venture.  The total

receivable in l995 and l994 of $623,000 and $584,000,

respectively, consists of amounts accrued with respect to

net proceeds and gross receipts payments.

   (g)  Receivable from Tri-Star Joint Venture, net

   This asset represents the net amounts receivable by the

Partnership from the Tri-Star Joint Venture.  The total

receivable in l995 of $777,000 consists of $385,000 accrued

with respect to net proceeds and gross receipts payments and

$392,000 accrued as additional payments.  The total

receivable in l994 of $817,000 consisted of $423,000 accrued with respect to net proceeds and gross receipts payments and

$394,000 accrued as additional payments.





5.  Advances

   The Partnership benefited from an arrangement between

each Joint Venture and its related Distributor under which

an aggregate of $400,000 (the "Advances") had been made

available, without interest, to the Joint Ventures, for the

benefit of the Partnership, as an advance against payments

that would otherwise be made to the Joint Ventures at a

later date.  During 1990, the Partnership had received the

entire $400,000 available under these arrangements.  In

October l992, the Distributors for the respective Joint

Ventures modified the terms of the recoupment of the

Advances to provide that the Distributors will be entitled

to retain an amount equal to the Advances from any

Additional Payments (See Note 6) otherwise payable to the

Joint Ventures on

behalf of the Partnership. Prior to this modification, the

Partnership was restricted in the amount of cash it could

distribute to its partners and would have been required to

repay these Advances in l992.  This modification permitted

the Partnership to defer this repayment and to make

distributions in excess of $l00 per limited partnership unit during l994, 1993 and 1992 without first repaying these

Advances.  As of December 31, 1994, each $200,000 Advance

previously received by the Partnership from each of

Columbia and TriStar Distributors had been repaid.





6.  Additional Payments

   The terms of the distribution agreements between each

Joint Venture and its respective Distributor provided that

the Partnership would be entitled to receive, through the

Joint Venture, a payment (an "Additional Payment") from that

Joint Venture's Distributor for each film (an "Unrecouped

Film"), if by March l993, in the case of the Columbia Joint

Venture, and if by February l994, in the case of the Tri-

Star Joint Venture, for which the Joint Venture had not

received from the distribution of that film (or its sale) an amount equal to the amount spent by the Joint Venture to

produce or acquire an interest in that film, other than

amounts spent for payments in the nature of interest ("Cost

Return").  Each Additional Payment was in the amount

necessary for the Partnership to be repaid (without

interest) its unrecouped contributions to the Joint Venture

with respect to the production or acquisition of an

Unrecouped Film (other than contributions for payments in

the nature of interest), but not more than the amount

specified below.  The Additional Payment was first payable

only to the extent of the distribution fees received by the

Distributor from the distribution of all of its Joint

Venture's films.  The

Additional Payments based on distribution fees were

allocated by the Joint Venture first to the Partnership to

the extent necessary for the Partnership to recoup its

investment in such film; any excess for such film was

allocated to the respective co-venturer of the Partnership

in a Joint Venture ("Studio Venturer") until Cost Return.

If these distribution fees were insufficient to enable a

Distributor to make the Additional Payments with respect to

all of its Joint Venture's Unrecouped Films, then gross

receipts and net proceeds of each remaining Unrecouped Film

distributed by that Distributor were recalculated by

including as gross receipts the minimum license fees under

its license agreement with Home Box Office, Inc. and certain minimum amounts in respect of video cassette and video disc

exploitation with respect to that Unrecouped Film.  Each

Distributor then made an Additional Payment to the

Partnership, through its Joint Venture, with respect to each

Unrecouped Film to the extent of the Partnership's share of

additional gross receipts or net proceeds payable as a

result of the recalculation but only up to the amount of the unrecouped contributions (other than contributions for

payments in the nature of interest) by the Partnership for

the production or acquisition of that Unrecouped Film.  Each such Additional Payment made on the basis of such

recalculation was allocated between the Partnership and the

respective Studio Venturer in proportion to their respective interest in the applicable Unrecouped Film.

   The Distribution Agreements provided that each

Distributor would be entitled to recoup the Additional

Payments made to the Partnership in respect of each

Unrecouped Film, with an amount in the nature of interest

calculated at ll0% of the prime rate from time to time, from the Partnership's share of subsequent gross receipts or net

proceeds of that Unrecouped

Film and from the proceeds of any sale of the Partnership's

interest in that Unrecouped Film or amounts allocable to

that Unrecouped Film upon a sale of the Partnership's

interest in the Joint Venture.  In no event will the

Distributor be able to recoup amounts from the proceeds of

any sale from a film that is not an Unrecouped Film.  In

calculating the amount of distribution fees available for

the Additional Payments, no distribution fee will be deemed

received by a Distributor (and therefore no distribution fee is deemed available for the Additional Payment) from (i) a

film with respect to which the most recent payment was based on gross receipts, (ii) a film that did not reach Cost

Return or (iii) an Additional Film.

   Based on the anticipated performance of one film in

release at December 31, l995 and 1994, $392,000 and

$394,000, respectively, were accrued by the Tri-Star Joint

Venture as an Additional Payment allocable to the

Partnership.  The Additional Payments were due and payable

to the Partnership, net of the Advances through the

respective Joint Ventures, promptly after the dates set

forth above following certain certifications.  The

Partnership received approximately

$7,886,000 in February l994 representing its share of the

TriStar Joint Venture's Additional Payment, relating to all

but one film net of the $200,000 advances previously

received by the Partnership and approximately $l0,911,000 in

May l993 representing its share of the Columbia Joint

Venture's Additional Payment net of the $200,000 advance

previously received by the Partnership.  The Additional

Payments from the Distributors are expected to enable the

Partnership, through each Joint Venture, to achieve Cost

Return for each Unrecouped Film and are not intended to

enable the Partnership to recoup any amounts paid by the

Partnership for management fees or other expenses of the

Partnership.

   Until the recoupment as referred to is complete, the

Partnership will not receive any additional revenue from

the distribution of any Unrecouped Film.  The Columbia and

TriStar Distributors are not expected to fully recoup these

Additional Payments and it is therefore currently expected

that the Partnership will not receive any additional

revenue with respect to the Columbia and Tri-Star Joint

Venture's Unrecouped Films.

       The Partnership has begun evaluating the value of its interest in the film assets for the purpose of possibly selling that interest and liquidating the Partnership. The
General Partner presently anticipates that the Partnership may be liquidated by late 1996, or early 1997. However, cash distributions as a result of the liquidation may be made to the partners to the extent, and only to the extent, the proceeds from the sale of the Partnership's interest in the film assets in connection with the liquidation are in excess of the Distributors' entitlement to the recoupment described below net of a reserve for the Partnership's operating expenses.

             REPORT OF INDEPENDENT ACCOUNTANTS

Venturers
Columbia - Delphi IV Productions

In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of venturers' capital present fairly, in all material respects, the financial position of Columbia - Delphi IV
Productions at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Venture's management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for the opinion expressed above.
Century City, California
March  22, l996

              COLUMBIA - DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)


      December 31,

1995 1994
ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization
    of $164,104 and $163,408,            $
$
respectively                            82
778
     (Notes 1, 2 & 5)
Motion Picture Costs Recoverable
from
    Additional Payments (Notes          --
1,482
3, 5 & 6)
Receivable from Columbia
Pictures
    (Distributor) (Note 6)
                                     6,278
5,049

                     Total        $  6,360
$
Assets
7,309

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to Columbia Pictures
Industries, Inc.
    (Note 6)                      $  5,655
$

  5,947 Payable to Delphi Film
Associates IV
    (Note 6)
                                       623       584
                      Total
Liabilities                          6,278     6,531

Venturers' Capital (Notes 1 &
3):
  Columbia Pictures Industries,         69       753
Inc.
  Delphi Film Associates IV
                                        13        25

                       Total
Venturers' Capital                      82       778

                       Total
Liabilities and Venturers'
                                         $          $
Capital                              6,360      7,309

     See accompanying notes to the financial
statements.

              COLUMBIA - DELPHI IV PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF
                       OPERATIONS (000's
                       Omitted)

                                                  For
the Year Ended December 31,

1995 1994             1993
Net Revenues From Motion
Picture
    Exploitation (Note        $       $
$
2)                        3,021   3,055
3,133

Less: Amortization of
Motion
         Picture
Production and
          Advertising
Costs
           (Notes 2 & 5)
                            696     652
559

Income from Operations    2,325   2,403
2,574

Additional Payment
Accrual
    (Recapture) (Notes 3     --     158
(443)
& 5)

Interest Income              --      --
1,428

Other (Expense) Income
    (Note 7)
                             --   (146)
28

Net Income                    $       $
$
                          2,325   2,415
3,587


     See accompanying notes to the financial
statements.

              COLUMBIA - DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH
                       FLOWS (000's
                       Omitted)

                                            For the Year
Ended December 31,
                                          1995
1994         1993
Cash Flow From Operating
Activities:
Net Income                                $         $
$
                                      2,325     2,415
3,587 Adjustments to reconcile Net
Income to net cash
      provided by operating
activities:
  Amortization of Motion Picture
Production and
     Advertising Costs                  696       652
559
  Accrued Distributions to              253     (237)
70,023
Venturers
  Changes in Assets and
Liabilities:
      (Decrease) Increase in
Payable to Columbia
         Pictures Industries,         (292)       269
(59,120)
Inc.
      Increase in Receivable from
Columbia
           Pictures (Distributor)   (1,229)      (79)
      (458) Decrease in Investment in
Motion Picture
          Production and                 --        --
97
Advertising Costs
      Decrease (Increase) in
Motion Picture Costs
         Recoverable from             1,482     (158)
70,481
Additional Payments
      Increase (Decrease) in
Payable to Delphi
         Film Associates IV, net         39      (32)
(10,703)
      Decrease in Advance from
Columbia
         Pictures Industries,
Inc. (Distributor)                       --        --
(200)

          Net Cash Provided by
Operating Activities                  3,274     2,830
74,266

Cash Flow from Financing
Activities:
Distributions to Venturers
                                    (3,274)   (2,830)
(74,266)
          Net Cash Used by
Financing Activities                (3,274)   (2,830)
(74,266)

Net Change in Cash                       --        --
--
Cash at beginning of year
                                         --        --
-Cash at end of year                      $         $
$
                                         --        --
--

     See accompanying notes to the financial statements.

              COLUMBIA - DELPHI IV PRODUCTIONS
                      (A Joint Venture)

              STATEMENTS OF VENTURERS' CAPITAL
                       FOR THE YEARS ENDED DECEMBER 3l,
                       1995, 1994 AND 1993 (000's Omitted)

                              Columbia         Delphi
                              Pictures            Film
Total
                              Industries,        Associates
Venturers'
                                   Inc.
     IV Capital
Venturers' Capital as of             $         $         $
January 1, 1993                  1,973       113     2,086

Net Income for the Year
Ended
  December 31, 1993              3,083       504     3,587

Accrued Distributions to
Venturers                      (3,680)     (563)   (4,243)

Venturers' Capital as of
December 31,
    1993                         1,376        54     1,430

Net Income for the Year
Ended
  December 31, 1994              2,165       250     2,415

Accrued Distributions to
Venturers                      (2,788)     (279)   (3,067)

Venturers' Capital as of
December 31,
    1994                           753        25       778

Net Income for the Year
Ended
  December 31, 1995              2,009       316     2,325

Accrued Distributions to
Venturers                      (2,693)     (328)   (3,021)

Venturers' Capital as of
December 31,
    1995                             $         $
$
                                    69        13
82
   See accompanying notes to the financial statements.

                               COLUMBIA - DELPHI IV
PRODUCTIONS
                      (A Joint Venture)

               NOTES TO FINANCIAL STATEMENTS





1. General

   Columbia-Delphi IV Productions (the "Joint Venture") is

a joint venture between Columbia Pictures Industries, Inc.

("Columbia") and Delphi Film Associates IV, a New York

limited partnership (the "Partnership") formed on April l8,

l985 to engage in the business of producing, acquiring,

owning and exploiting feature length motion pictures.

Through the Joint Venture, Columbia has interests in ten

films ranging from approximately 75-94% and the Partnership

has interests ranging from approximately 6-25% in these

same

films and Columbia has a 65% interest and the Partnership

has a 15% interest in one film in which Columbia-Delphi V

Productions, a joint venture between Columbia and Delphi

Film Associates V, a New York limited partnership ("Delphi

V"), holds the remaining 20% interest (collectively the

"Joint Venture Films").  Columbia and the Partnership were

each responsible for these respective percentages of the

production cost of the Joint Venture Films.  In addition,

the Joint Venture acquired a 10% interest in one film

during 1986 which was previously l00% owned by Columbia-

Delphi V Productions.  This l0% interest was acquired from

Columbia, which derived its ownership interest through

Columbia-Delphi V Productions.  The general partner of

Delphi V is affiliated with the general partner of the

Partnership.

  As of December 31, 1995, all twelve Joint Venture Films

had been released (see Note 5).

  All of the Joint Venture's films are being distributed

pursuant to a distribution agreement between Columbia

Pictures (the "Distributor"), a division of Columbia, and

the Joint Venture (see Note 2).  The Joint Venture does not

anticipate the production of, or acquisition of interests

in, any additional films.

   The Partnership participates in a Joint Venture (the

"Other Venture") with TriStar Pictures, Inc. (formerly Tri

Star Pictures, Inc.) ("TriStar") similar to the Joint

Venture.

   Sony Pictures Entertainment Inc., the parent company of

Columbia and TriStar, is an indirect wholly-owned

subsidiary of Sony Corporation.





2. Summary of Significant Accounting Policies

   Recognition of Revenue

   The Joint Venture recognizes net revenues from the Distributor on the accrual basis. Net revenues consist of:
a) the portion of net proceeds (gross receipts less a distribution fee, unless deferred, and other distribution and releasing costs) or, if greater, the portion of gross receipts payable to the Joint Venture under the distribution agreement, plus b) accrued gross receipts (not in excess of the amount of the advertising and promotion charge paid by the Joint Venture plus an amount intended to approximate the cost of funds incurred by the Partnership in connection with the payment of that charge). However, certain advances received by the Distributor which are includable in gross receipts under the distribution agreement are not reflected in the calculation of net revenues until those advances are earned. The Joint
Venture's advertising and promotion charge expenditures are recovered (subject to certain limitations) from gross receipts from all films in which the Joint Venture has an interest.

   Distribution Fee

   The Distributor is entitled to receive a 17.5%

distribution fee on substantially all gross receipts in

calculating the net proceeds to which the Joint Venture is

entitled from the distribution of a film; however, the

Distributor's entitlement to this distribution fee will be

deferred until the Joint Venture has received from the

distribution of that film an amount equal to the amount

spent by the Joint Venture to produce or acquire an

interest in the film, other than amounts spent for payments

in the nature of interest ("Cost Return").  After Cost

Return for a film, for purposes of determining any

additional payments based on net proceeds to which the

Joint Venture is entitled in respect of that film, the

Distributor will be entitled to receive a distribution fee

equal to 17.5% of substantially all gross receipts of the

film including gross receipts prior to Cost Return.

 Net revenues accrued at December 31, 1995, 1994 and 1993

have been computed without deducting a distribution fee to

the Distributor in light of the results of the Joint

Venture Films released through those respective dates, with

the exception of four films for which a portion of the

distribution fees were deducted.

   Motion Picture Production and Advertising Costs

   Motion picture production costs include the direct costs of production plus an overhead charge equivalent to 12.5% of the direct production costs; these costs were capitalized as incurred by the Joint Venture. Payments by the Joint Venture in respect of the advertising and promotion charge payable to the Distributor were capitalized as incurred by the Joint Venture to the extent that those charges benefit future periods. These costs are amortized under the individual film forecast method based upon net revenues recognized in proportion to the Joint Venture's estimate of ultimate net

revenues to be received.  Unamortized production costs are

compared with net realizable value on a film by film basis

and unamortized advertising costs are compared with net

realizable value in the aggregate; losses are recognized to

the extent of any excess of costs over net realizable

value. If losses are indicated for films, the Additional

Payments described in Note 3, to the extent available, are

accrued as Motion Picture Costs Recoverable from Additional

Payments.



3. Additional Payments (See Note 5)

   The Joint Venture was entitled to a payment from the

Distributor if the Joint Venture had not received net proceeds and gross receipts (excluding amounts paid to the Joint Venture for the recovery of advertising and promotion charge payments) at least equal to the amount spent by the Joint Venture for the production of films and the acquisition of interests in films (excluding amounts spent for payments in the nature of interest) (the
"Expenditures") by March l993. Consequently, a payment of approximately $7l,000,000 was made in May l993 representing the amount available to be repaid to the Joint Venture, without interest, for its unrecouped Expenditures. The payment to the Joint Venture was allocated first to the Partnership, to the extent necessary for the Partnership to recoup (without interest) the amount of its contribution to the Joint Venture for the production or acquisition of the Unrecouped Films (other than contributions for payments in the nature of interest); any excess was then allocated to Columbia. As a result, the Partnership has recouped all Expenditures, Columbia is still unrecouped. After Columbia recoups the outstanding Expenditures, the Distributor will be entitled to recoup these payments, with an amount in the nature of interest, from the Joint Venture's share of subsequent net proceeds

and gross receipts and from the proceeds of any subsequent

sale of the Joint Venture's interest in films which

generated Additional Payments.

 If the gross receipts from a film do not exceed the costs

of distributing the film, or if the most recent payment to

the Joint Venture with respect to the film is based on

gross receipts, no amounts from the distribution of that

film will be available for payment to the Joint Venture for

this purpose.





4. Income Taxes

   No provision for income taxes is made in the Joint

Venture's financial statements since the venturers treat

the Joint Venture as a partnership for income tax purposes,

with all income tax consequences flowing directly to the

venturers.

   Effective January l, l993, the Partnership adopted

Statement of Financial Accounting Standards No. 109,

"Accounting for Income Taxes."  As of October 31, 1995 and

1994 (the Joint Venture's tax year end is October 31), the

tax bases of the Joint Venture's assets less liabilities

exceeded amounts reported in the financial statements at

December 31, 1995 and l994 by approximately $5,660,000 and

$4,998,000, respectively.  Management estimates that the

tax bases of the Joint Venture's assets and liabilities did

not differ significantly between October 31 and December 31

in l995 and l994.  The adoption of the Statement had no

impact on the Joint Venture's financial statements.









5. Current Operations

 As of December 31, 1995, the Distributor had released all

twelve films in which the Joint Venture has an interest.

The Joint Venture was not expected to recoup its investment

in eight of these films out of the proceeds from their

distribution.  However, as a result of the Additional

Payments referred to below, the Partnership recouped its

investment in these films.  For the years ended December

31, 1995, 1994 and 1993, motion picture production and

advertising costs were reduced by amortization of $696,000,

$652,000 and $531,000, respectively.  In addition, for the

year ended December 31, 1993 these costs have been written

down by an additional $28,000 to current net realizable

value.



6. Receivables and Payables

    An analysis of the Joint Venture's receivables and

payables is as follows:

                                AT DECEMBER 31, l995
                    Receivable            Payable   Payable
to
                       from      to         the
                    Distributor            Columbia
Partnership
                              (000's omitted)
Net Proceeds and Gross
  Receipts           $ 6,278    $ 5,655    $   623

                                      AT DECEMBER
31, 1994
                    Receivable            Payable
Payable to
                       from      to         the
                    Distributor            Columbia
Partnership
                              (000's omitted)

Net Proceeds and Gross
  Receipts           $ 5,049    $ 4,465    $   584

Accrued Additional
  Payments             1,482      1,482          0

     Total           $ 6,531    $ 5,947    $   584

7. Foreign Exchange Gains and Losses

   The distribution agreement between the Joint Venture and

the Distributor provides that revenues earned in foreign

currencies be valued as of the date that monies are

remitted or are "freely remittable" to the United States.

Other Expense for the year ended December 31, l994 of

$146,000 represents the cumulative difference between the

monies remitted in U.S. dollars and the value previously

recorded based on the exchange rate at the time of revenue

recognition in the applicable international territory.  No

such revenue valuation adjustment was necessary in 1995.

             REPORT OF INDEPENDENT ACCOUNTANTS

Venturers
TriStar - Delphi IV Productions

In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of venturers' capital present fairly, in all material respects, the financial position of TriStar - Delphi IV
Productions at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Venture's management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Century City, California
March  22, l996

               TRI-STAR-DELPHI IV PRODUCTIONS
                     (A Joint Venture)

                      BALANCE SHEETS
                      (000's Omitted)



      December 31,
                                               1995
1994
ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization
    of $108,473 and $108,268,
respectively
     (Notes 1, 2 & 5)                    $
$
                                       102
307
Motion Picture Costs Recoverable
from
Additional Payments,(Notes 3, 5     1,835     1,006
& 6)
Receivable from TriStar
Pictures, Inc.
    (Distributor) (Note 6)
                                     1,083
1,958

                     Total               $
$
Assets                               3,020
3,271

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,           $
$
Inc. (Note 6)                        2,141
2,147
  Payable to Delphi Film
Associates IV
    (Note 6)
                                       777
817

                      Total
Liabilities                          2,918
2,964

Venturers' Capital (Notes 1 &
3):
  TriStar Pictures, Inc.               102
272
  Delphi Film Associates IV
                                        --
35

                       Total
Venturers' Capital                     102
307

                       Total
Liabilities and Venturers'
                                         $
$
Capital                              3,020
3,271

     See accompanying notes to the financial
statements.

               TRI-STAR-DELPHI IV PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF
                       OPERATIONS (000's
                       Omitted)

                                                  For
the Year Ended December 31,

1995 1994                1993
Net Revenues From Motion
Picture
    Exploitation (Note        $       $
$
2)                          547   1,318
516

Less: Amortization of
Motion
         Picture
Production and
          Advertising
Costs
           (Notes 2 & 5)
                            205     277
41

Income from Operations      342   1,041
475

Additional Payments
Accrual
    (Recapture) (Notes 3      5  (3,010
4,717
& 5)                                  )

Interest Income              --     571
2,694

Other Expense (Note 7)
                             --   (508)
--

Net Income (Loss)             $  $(1,90
$
                            347      6)
7,886




     See accompanying notes to the financial
statements.

               TRI-STAR-DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH
                       FLOWS (000's
                       Omitted)

                                       For the Year Ended
December 31,
                                            1995
1994              1993
Cash Flow From Operating
Activities:
Net Income (Loss)                         $         $
$
                                        347   (1,906)
7,886 Adjustments to reconcile Net
Income (Loss)
      to net cash provided by
operating activities:
  Amortization of Motion Picture
Production and
     Advertising Costs                  205       277
41
  Accrued Distributions to               46    25,236
(6,546)
Venturers
  Changes in Assets and
Liabilities:
      (Decrease) Increase in
Payable to TriStar
         Pictures, Inc.                 (6)  (17,204)
5,110
      Decrease (Increase) in
Receivable from
         TriStar Pictures, Inc.         875     (405)
865
(Distributor)
      (Increase) Decrease in
Motion Picture Costs
         Recoverable from             (829)    25,641
(7,411)
Additional Payments
      (Decrease) Increase in
Payable to Delphi
         Film Associates IV, net       (40)   (7,832)
1,436
      Decrease in Advance from
TriStar
         Pictures, Inc.
(Distributor)                            --     (200)
--
          Net Cash Provided by
Operating Activities                    598    23,607
1,381

Cash Flow from Financing
Activities:
Distributions to Venturers
                                      (598)  (23,607)
(1,381)

          Net Cash Used by
Financing Activities                  (598)  (23,607)
(1,381)

Net Change in Cash                       --        --
--
Cash at beginning of year
                                         --        --
-Cash at end of year                      $         $
$
                                         --        --
--

     See accompanying notes to the financial statements.

               TRI-STAR-DELPHI IV PRODUCTIONS
                      (A Joint Venture)

              STATEMENTS OF VENTURERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 3l, 1995, 1994 AND 1993
                      (000's Omitted)

                              Delphi TriStar
                              Film
Total
                              Pictures,
Associates Venturers'
                                   Inc.
IV
Capital
Venturers' Capital as of             $         $
$
January 1, 1993                    495       130
625
Net Income for the Year
Ended
  December 31, 1993              6,115     1,771
7,886
Accrued Distributions to
Venturers                      (6,061)   (1,866)
(7,927)

Venturers' Capital as of
December 31,
    1993                           549        35
584
Net (Loss) Income for the
Year Ended
  December 31, 1994            (1,968)        62
(1,906)

Accrued Distributions to
Venturers                        1,691      (62)
1,629

Venturers' Capital as of
December 31,
    1994                           272        35
307

Net Income for the Year
Ended
  December 31, 1995                325        22
347

Accrued Distributions to
Venturers                        (495)      (57)
(552)

Venturers' Capital as of
December 31,
    1995                             $         $
$
                                   102        --
102
   See accompanying notes to the financial statements.

                                   TRI-STAR-DELPHI IV
PRODUCTIONS
                      (A Joint Venture)

               NOTES TO FINANCIAL STATEMENTS

1. General

   Tri-Star-Delphi IV Productions (the "Joint Venture") is a joint venture between TriStar Pictures, Inc. (formerly
TriStar Pictures, Inc.) ("TSPI") ("TriStar") and Delphi
Film Associates IV, a New York limited partnership (the
"Partnership") formed in April 1985 to engage in the business of producing, owning and exploiting feature length motion pictures. Through the Joint Venture, TSPI has interests ranging from approximately 5-62% and the Partnership has interests ranging from approximately 5-23% in twelve films (the "Joint Venture Films"). In addition, the Joint Venture acquired a l0% participation interest in one film during

l987 which is l00% owned by Delphi VI (as defined below).

This interest was derived from TSPI's interest in the film

through Delphi VI.  The Partnership's interest in this film

was obtained in exchange for a portion of the Partnership's

interest in two other films which were conveyed to TSPI.

 In addition, the Partnership, through the Joint Venture,

has a participation interest without cost to the Joint

Venture in two additional films.  Generally, the remaining

interests in the Joint Venture Films are held by Tri-Star

Delphi III Productions, a joint venture between Delphi Film

Associates III ("DFA III"), a New York limited partnership,

and TSPI, Tri-Star-Delphi V Productions, a joint venture

between Delphi Film Associates V ("DFA V"), a New York

limited partnership, and TSPI, or Tri-Star-ML Delphi

Premier Productions ("Delphi VI"), a joint venture between

ML Delphi Premier Partners, L.P. ("MLDP"), a Delaware

limited partnership, and TSPI.

   As of December 31, 1995, the Joint Venture had released

all fifteen films in which the Joint Venture has an

interest. All of the Joint Venture's films are being

distributed pursuant to a distribution agreement with TSPI

(the "Distributor").  The general partner of the

Partnership is affiliated with the general partner of DFA

III, DFA V and MLDP.

   The Partnership participates in a similar joint venture

(the "Other Venture") with Columbia Pictures Industries,

Inc. ("Columbia").

   Sony Pictures Entertainment Inc., the parent company of

Columbia and TriStar, is an indirect wholly-owned

subsidiary of Sony Corporation.





2. Summary of Significant Accounting Policies

   Recognition of Revenue

   The Joint Venture recognizes net revenues from the

Distributor on an accrual basis.  Net revenues consist of:

a) the portion of net proceeds (gross receipts, less a

distribution fee, unless deferred, and other distribution

and releasing costs) or, if greater, gross receipts payable

to the Joint Venture under the distribution agreement, plus

b) accrued gross receipts (not in excess of the amount of

the advertising and promotion charge paid by the Joint

Venture plus an amount intended to approximate the cost of

funds incurred by the Partnership in connection with

payment of that charge).  However, certain advances

received by the Distributor which are includable in gross

receipts under the distribution agreement are not reflected

in the calculation of net revenues until those advances are

earned.

   Distribution Fee

   The Distributor is entitled to receive a distribution

fee equal to 17.5% on substantially all gross receipts of a

film; however, the Distributor's entitlement to this

distribution fee will be deferred until the Joint Venture

has received from the distribution of that film an amount

equal to the amount spent by the Joint Venture to produce

or acquire an interest in the film, other than amounts

spent for payments in the nature of interest ("Cost

Return").  After Cost Return for a film, in calculating

subsequent payments to the Joint Venture based on net

proceeds, the Distributor will be entitled to receive a

distribution fee equal to l7.5% on substantially all gross

receipts of the film including gross receipts prior to Cost

Return.

 Net revenues accrued at December 31, 1995, 1994, and 1993

have been computed without deducting a distribution fee to the Distributor in light of the results of the films released through those dates with the exception of two films in l995,

l994 and l993 for which the entire distribution fee has

been deducted and one film in 1995, 1994 and 1993 for

which a portion of the distribution fee has been deducted.

   Motion Picture Production and Advertising Costs

   Motion picture production costs include the direct cost

of production plus an overhead charge equivalent to 12.5%

of the direct production costs; these costs were

capitalized as incurred by the Joint Venture.  Payments by

the Joint Venture in respect of the advertising and

promotion charge payable to the Distributor were

capitalized as incurred by the Joint Venture to the extent

that those charges benefit future periods.  These costs are

amortized under the individual film forecast method based

upon net revenue recognized in proportion to the Joint

Venture's estimate of ultimate net revenues to be received.

Unamortized production costs are compared with net

realizable value on a film by film basis and unamortized

advertising costs are compared with net realizable value in

the aggregate; losses are recognized to the extent of any

excess of costs over net realizable value. If losses are

indicated for films, the Additional Payments described in

Note 3, to the extent available, are accrued as Motion

Picture Costs Recoverable from Additional Payments.





3. Additional Payments (See Note 5)

   The Joint Venture was entitled to a payment (an
"Additional Payment") from the Distributor with respect to each film for which the Joint Venture had not received from the film's distribution (or its sale) by February 1994 an amount equal to the amount spent by the Joint Venture to produce or acquire an interest in the film (other than amounts spent for payments in the nature of interest) (an
"Unrecouped Film"). Each Additional Payment would be made in the amount necessary for the Joint Venture to be repaid

(without interest) the amounts spent by it with respect to the production or acquisition of an Unrecouped Film, other than contributions for payments in the nature of interest, but not more than the amount specified below. The
Additional Payment would be payable only to the extent of the distribution fees received by the Distributor from the distribution of all of the Joint Venture's films (reduced to the extent of the Additional Payments made with respect to other Unrecouped Films). The Additional Payments to the
Joint Venture based on distribution fees would be allocated by the Joint Venture first to the Partnership, to the extent necessary for the Partnership to recoup (without interest) the amount of its contributions to the Joint
Venture for the production or acquisition of the Unrecouped
Films (other than contributions for payments in the nature of interest); any excess would then be allocated to TSPI.
If those distribution fees were insufficient to enable the Distributor to make the Additional Payments with respect to all Unrecouped Films, gross receipts and net proceeds of each remaining Unrecouped Film would be recalculated by including as gross receipts in respect of that Unrecouped
Film the excess, if any, of the minimum license fees under the Distributor's license agreement with Home Box Office, Inc. and certain minimum amounts in respect of video cassette and video disc exploitation over the amounts previously included in the gross receipts of that Unrecouped Film in respect of those arrangements. The
Distributor would then make Additional Payments to the Joint Venture to the extent of the additional gross receipts or net proceeds payable to the Joint Venture as a result of the recalculation, but only up to the amount of the unrecouped contributions (other than contributions for payments in the nature of interest) for the production or acquisition of that Unrecouped Film; each

Additional Payment made on the basis of such recalculation

would be allocated between the Partnership and TSPI in

proportion to their respective interests in the applicable

Unrecouped Film.  The Distributor is entitled to recoup the

Additional Payments made on either basis in respect of each

Unrecouped Film, with an amount in the nature of interest,

from the Joint Venture's share of subsequent gross receipts

or net proceeds of that Unrecouped Film and from the

proceeds of any sale of the Partnership's interest in that

Unrecouped Film or amounts allocable to that Unrecouped

Film upon a sale of the Partnership's interest in the Joint

Venture.  In calculating the amount of distribution fees

available for the Additional Payments, no distribution fee

would be deemed received by the Distributor (and therefore

no distribution fee would be deemed available for the

Additional Payment) from a film with respect to which the

most recent payment to the Joint Venture was based on gross

receipts or from a film that did not reach Cost Return.



4.  Income Taxes

   No provision for income taxes is made in the Joint

Venture's financial statements since the venturers treat

the Joint Venture as a partnership for income tax purposes,

with all income tax consequences flowing directly to the

venturers.

   Effective January l, l993, the Partnership adopted
Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes."  As of October 31, 1995 and
1994 (the Joint Venture's tax year end is October 31), the tax bases of the Joint Venture's assets less liabilities exceeded amounts reported in the financial statements at December 31, 1995 and 1994 by approximately $2,602,000 and
$2,356,000, respectively. Management estimates that the tax

bases of the Joint Venture's assets and liabilities did not

differ significantly between October 31 and December 31 in

l995 and l994.  The adoption of the Statement had no impact

on the Joint Venture's financial statements.



5.  Current Operations

   As of December 31, 1995 the Distributor had released all

fifteen films in which the Joint Venture has an interest

(see Note 1).  The Joint Venture did not recoup its

investment in ten of these films out of the proceeds from

their distribution.  However, as a result of the Additional

Payments referred to below, and those required to be made

in future periods, the Partnership is expected to recoup

its investment in these films.  For the years ended

December 31, l995, 1994 and 1993 motion picture production

and advertising costs have been reduced by amortization of

$205,000, $277,000 and $41,000, respectively.

   For the year ended December 31, 1995 the Joint Venture

has recorded an increase in the Additional Payment accrual

of $5,000 due to an increase in the amount of minimuns

available for recoupment.

   During 1990, an agreement was reached between the Joint

Venture and the Distributor whereby the Distributor agreed

to make non-interest bearing advances to the Joint Venture

up to an aggregate amount of $200,000 against amounts to be

due to the Joint Venture.  This advance had been allocated

to the Partnership in order for it to make cash

distributions to its partners.  As of December 31, 1993,

the entire $200,000 had been advanced to the Partnership.

The Joint Venture received approximately $23,202,000 in

February l994, net of the $200,000 advance described above,

representing the Joint Venture's Additional Payment.

6. Receivables and Payables

   An analysis of the Joint Venture's receivables and

payables is as follows:



                               AT DECEMBER 31, 1995
                    Receivable            Payable
                    Payable
to
                       from      to         the
                    Distributor           TriStar
Partnership
                                   (000's omitted)
Net Proceeds and Gross
  Receipts                                    $ 1,083
$       698                $   385

Accrued Additional
  Payments             1,835     1,443         392

     Total           $ 2,918   $ 2,141     $   777





                                    AT DECEMBER 31, 1994
                    Receivable           Payable
                    Payable
to
                       from        to       the
                    Distributor           TriStar
Partnership
                                   (000's omitted)
Net Proceeds and Gross
  Receipts                                $    1,958
$   1,535              $   423

Accrued Additional
  Payments                                     1,006
612                    394

     Total                                $    2,964
$   2,147            $   817

7. Foreign Exchange Gains and Losses

     The distribution agreement between the Joint Venture and the Distributor provides that revenues earned in foreign currencies be valued as of the date that monies are remitted or are "freely remittable" to the United States. Other Expense for the year ended December 31, l994 of $508,000 represents the cumulative difference between the monies remitted in U.S. dollars and the value previously recorded based on the exchange rate at the time of revenue recognition in the applicable international territory. No such revenue valuation adjustment was necessary in 1995.