Form 10-Q
period 1996-03-31
DELPHI FILM ASSOCIATES IV
filed 1996-05-14
CIK 764636

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of
             the Securities Exchange Act of 1934
            For the Quarter Ended March 31, 1996

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
                       (000's Omitted)
                          Unaudited

                                   March     December
                                31,         31,

                                1996        1995

ASSETS
Cash                                     $           $
                                       124         185
Short-Term Investments               1,291       1,227
Receivable from Columbia-Delphi
IV
  Productions                          693         623
Receivable from Tri-Star-Delphi
IV
  Productions                          792         777
Interest in Motion Picture
Venture-
   Columbia-Delphi IV
Productions                             13          13

                     Total               $           $
Assets                               2,913       2,825

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 58          68
                      Total
Liabilities                             58          68

Partners' Capital (Note 2):
  General Partner                       74          73
   Limited Partners
                                     2,781       2,684

                       Total
Partners' Capital                    2,855       2,757

                       Total
Liabilities and Partners'
                                         $           $
Capital                              2,913       2,825



     See accompanying notes to the financial statements.


                  DELPHI FILM ASSOCIATES IV
              (A New York Limited Partnership)
                  STATEMENTS OF OPERATIONS
         (000's Omitted, except net profit per unit)
                          Unaudited


                                            For the Three
Months Ended March 31,
                                                        1996
1995
Interest Income               $       $
                             17      21

Expenses:
    Management Fee            0     100
    Operating Expenses
                             64       3

                             64     103

Loss before Share of
Profit in
  Motion Picture           (47)    (82)
Ventures
Share of Profit in
Motion
  Picture Venture--
Columbia-
   Delphi IV Productions    125      77
Share of Profit in
Motion Picture
  Venture--Tri-Star-
   Delphi IV Productions
                             20      10

Net Profit                    $       $
                             98       5

Net Profit Per Unit of
Limited
  Partnership Interest        $       $
(8,000 units)                12       1





     See accompanying notes to the financial statements.



                  DELPHI FILM ASSOCIATES IV
              (A New York Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited

For the Three Months Ended March 31,

1996                        1995
Cash Flow From Operating
Activities:
Net Profit                                   $           $
                                            98           5
Adjustments to reconcile Net
Profit to net cash
   provided (used) by operating
activities:
    Share of Profit in Motion            (145)        (87)
Picture Ventures
    Distributions from Joint               145          95
Ventures
    Changes in Assets and
Liabilities:
      (Increase) Decrease in
Receivables from
        Joint Ventures, net               (85)          15
       Decrease in Accrued
Expenses and Accounts
         Payable                          (10)        (27)
       Increase in Prepaid
Expense                                      0       (300)

        Net Cash Provided (Used)
by Operating
           Activities
                                             3       (299)

Cash Flow From Investing
Activities:
Purchases of Short-Term                  (297)       (116)
Investments
Redemptions of Short-Term
Investments                                233           0

       Net Cash Used by Investing
Activities                                (64)       (116)

Decrease In Cash                          (61)       (415)
Cash at beginning of period
                                           185         473
Cash at end of period                        $           $
                                           124          58





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

statements of the Partnership included in the Annual Report

on Form 10-K for the year ended December 31, 1995.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Partnership as of March 31, 1996

and the results of operations and cash flows for the periods ended March 31, 1996 and 1995.  Results of operations for

the period ended March 31, 1996 are not necessarily

indicative of the results that may be expected for the

entire fiscal year.

2.  Current Operations

    As of March 31, 1996, all twenty-seven films in which

the Partnership has an interest have been released.  All of

these films have completed their theatrical release and are

being distributed in various ancillary markets.

    Based on the anticipated performance of one film

released through the Tri-Star Joint Venture, it is expected

that the Distributor of the Tri-Star Joint Venture will be

required to make an Additional Payment with respect to this

film.  Accordingly, distribution fees earned and expected to be earned by the Distributor of the Tri-Star Joint Venture

as of March 31, 1996 of approximately $392,000 have been

accrued by the Partnership as a receivable from the Tri-Star

Joint Venture.

    For the purpose of computing the net profit per unit,

the net profit for the period is allocated  99% to the

limited partners and 1% to the General Partner.

3.  Additional Information

    Additional information, including the audited year end

1995 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Partnership's Annual

Report on Form 10-K for the year ended December 31, 1995 on

file with the Securities and Exchange Commission.

Management's Discussion and Analysis of Financial Condition and Results of Operations

a.  Financial Condition


    The Partnership has satisfied its commitment to

contribute funds to the Joint Ventures for the production

of, and acquisition of interests in, films.  As of March 31,

1996, the Partnership held cash of approximately $124,000

and short-term investments of approximately $1,291,000.

    Since the Partnership's obligations to make

contributions to the Joint Ventures for the production of,

and acquisition of interests in, films have been satisfied,

all revenue received by the Partnership (other than with

respect to Unrecouped Films) is used to pay operating

expenses of the Partnership and to make cash distributions

to partners.

    The Partnership is in the process of evaluating the

value of its interest in the film assets for the purpose of

possibly selling that interest and eventually liquidating

the Partnership.  The General Partner anticipates that the

Partnership may be liquidated by late 1996, or early 1997.

No assurance can be provided that the film assets will be

successfully sold, or if sold, on such schedule.  Upon the

ultimate sale of the film assets, the Partnership will

commence taking steps to liquidate and dissolve.  Since the

Partnership's obligation to make contributions to the Joint

Ventures for the production of, and acquisition of interests in, films has been satisfied, all revenues received by the

Partnership is used to establish a reserve for operating

expenses of the Partnership and, to the extent possible, to

make cash distributions to partners.  The Partnership does

not anticipate significant future revenues and accordingly,

the Partnership does not currently anticipate making cash

distributions to partners on a quarterly basis.  However,

the Partnership may make future distributions if it realizes proceeds from its interest in films or from the sale of its

interest in films (should the sale occur) net of a reserve

for the Partnership's operating expenses.

    The Partnership commenced cash distributions to its

partners in April 1987.  Distributions through March 31,

1996 have aggregated $3,785 per unit (75.7% of the limited

partners' original investment in the Partnership).

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

    For the three months ended March 31, 1996, the Columbia

Joint Venture had

a net profit of which the Partnership's share was

approximately $125,000, due primarily to the profitable

results of certain films.  The Tri-Star Joint Venture had a

net profit of which the Partnership's share was

approximately $20,000 due primarily to the profitable

results of certain films.  In addition, the Partnership

earned approximately $17,000 of interest income from its

short-term investments and incurred approximately $64,000 of expenses from its operations, resulting in an overall net

profit to the Partnership of approximately $98,000.

    For the three months ended March 31, 1995, the Columbia

Joint Venture had a net profit of which the Partnership's

share was approximately $77,000, due primarily to the

profitable results of certain films.  The Tri-Star Joint

Venture had a net profit of which the Partnership's share

was approximately $10,000 due primarily to the profitable

results of certain films.  In addition, the Partnership

earned approximately $21,000 of interest income from its

short-term investments and incurred approximately $103,000

of expenses from its operations, resulting in an overall net profit to the Partnership of approximately $5,000.

     The decrease in interest income for the three month

period ended March 31, 1996 as compared with the

corresponding period in 1995 was primarily due to lower

interest rates earned on short-term investments during 1996.

     The decrease in the Partnership's total expenses  for

the three month period ended March 31, 1996 as compared with the corresponding period in 1995 is primarily attributable

to the Management Fee paid in 1995 but not in 1996 offset,

in part, by an increase in Operating Expenses.  The increase in Operating Expenses is primarily due to the reimbursement

to the General Partner for out-of-pocket expenses incurred

in connection with its management of the Partnership's

business in lieu of the Management Fee paid to the General

Partner prior to 1996.

               COLUMBIA-DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited

                                             December
                                 March 31,   31,

                                 1996        1995

ASSETS
Motion Picture Production and
Advertising
     Costs, net of accumulated
amortization
     of $164,137 and $164,104,    $      49          $
respectively                                        82
Receivable from Columbia
Pictures
     (Distributor)
                                      6,837      6,278
                     Total         $  6,886          $
Assets                                           6,360

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to Columbia Pictures    $   6,144          $
Industries, Inc.                                 5,655
  Payable to Delphi Film
Associates IV                           693        623

                      Total
Liabilities                           6,837      6,278

Venturers' Capital:
  Columbia Pictures Industries,          36         69
Inc.
   Delphi Film Associates IV
                                         13         13

                       Total
Venturers' Capital                       49         82

                       Total
Liabilities and Venturers'
                                  $   6,886          $
Capital                                          6,360



     See accompanying notes to the financial statements.

              COLUMBIA - DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited

                                               For the Three
Months Ended March 31,

1996                  1995
Net Revenues From Motion
    Picture Exploitation      $       $
                            601   1,110

Less: Amortization of
Motion
          Picture
Production and
           Advertising
Costs                        33     158

Income from Operations      568     952

Additional Payments
Accrual                       0     175

Net Income                    $       $
                            568   1,127














     See accompanying notes to the financial statements.



              COLUMBIA - DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Three Months Ended March 31,

1996                         1995
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                           568       1,127
Adjustments to reconcile Net
Income to
  net cash  provided by operating
activities:
 Amortization of Motion Picture
Production and
    Advertising Costs                       33         158
 Accrued Distributions                    (78)       (306)
toVenturers
 Changes in Assets and
Liabilities:
     Increase (Decrease) in
Payable to Delphi
        Film Associates IV                  70        (12)
     Increase in Payable to
Columbia Pictures
         Industries, Inc.                  489         318
     Increase in Receivable from
Columbia
         Pictures (Distributor)          (559)       (131)
     Increase in Motion Picture
Costs
          Recoverable from
Additional Payments                          0       (175)

   Net Cash Provided by Operating
Activities                                 523         979

Cash Flow from Financing
Activities:
Distributions to Venturers
                                         (523)         979

   Net Cash Used by Financing
Activities                               (523)       (979)

Net Change in Cash                           0           0
Cash at beginning of period
                                             0           0
Cash at end of period                        $           $
                                             0           0

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

"Partnership") for the year ended December 31, 1995.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Joint Venture as of March 31, 1996 and the results of its operations and cash flows for the

periods ended March 31, 1996 and 1995.  Results of

operations for the period ended March 31, 1996 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    All twelve films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three month period ended March 31, 1996, the Joint Venture

is reporting net revenue of $601,000 due primarily to the

performance of certain films in the worldwide free and pay

television markets.

    For the three month period ended March 31, 1995, the

Joint Venture reported net revenue of $1,110,000 due

primarily to the performance of certain films in the

worldwide free television market.  For the three month

period ended March 31, 1995, the Joint Venture recorded an

increase of  $175,000 in the accrued Additional Payment due

to changes in the estimated distribution fee to be earned by its Distributor.

3.  Additional Information

    Additional information, including the audited year end

1995 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Annual Report on

Form 10-K of the Partnership for the year ended December 31,

1995.

               TRI-STAR -DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited


                                     March   December
                                 31,         31,

                                 1996        1995

ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization of
    $108,475 and $108,473,              $            $
respectively                          100          102
Motion Picture Costs Recoverable
from
    Additional Payments             1,853        1,835
Receivable from TriStar
Pictures, Inc.
    (Distributor)
                                    1,127        1,083
                     Total        $ 3,080            $
Assets                                           3,020

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,          $            $
Inc.                                2,188        2,141
  Payable to Delphi Film
Associates IV                         792          777

                      Total
Liabilities                         2,980        2,918

Venturers' Capital:
  TriStar Pictures, Inc.              100          102
   Delphi Film Associates IV
                                        0            0

                       Total
Venturers' Capital                    100          102

                       Total
Liabilities and Venturers'
                                        $            $
Capital                             3,080        3,020

     See accompanying notes to the financial statements.

               TRI-STAR-DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited


                                                For the
Three Months Ended March 31,

1996                   1995
Net Revenues From Motion
Picture
    Exploitation              $       $
                             89     104

Less: Amortization of
Motion
          Picture
Production and
            Advertising
Costs                         2      20

Income from Operations       87      84

Additional Payments
Accrual
     (Recapture)
                             18     (4)

Net Income                    $       $
                            105      80








     See accompanying notes to the financial statements.



              TRI-STAR - DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Three Months Ended March 31,

1996                         1995
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                           105          80
Adjustments to reconcile Net
Income to net cash
    provided by operating
activities:
  Amortization of Motion Picture
Production and
     Advertising Costs                      2           20
  Accrued Distributions                   (62)          37
toVenturers
  Changes in Assets and
Liabilities:
       Increase (Decrease) in
Payable to Delphi
          Film Associates IV                15         (3)
       Increase (Decrease) in
Payable to TriStar
          Pictures, Inc.                    47        (34)
       (Increase) Decrease in
Receivable from
          TriStar Pictures, Inc.          (44)          33
(Distributor)
       (Increase) Decrease in
Motion Picture Costs
          Recoverable from
Additional Payments                       (18)           4

        Net Cash Provided  by
Operating Activities                        45         137

Cash Flow From Financing
Activities:
Distributions to Venturers
                                          (45)       (137)

        Net Cash Used by
Financing Activities                      (45)       (137)

Net Change in Cash                           0           0
Cash at beginning of period
                                             0           0
Cash at end of period                        $           $
                                             0           0





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

"Partnership") for the year ended December 31, 1995.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Joint Venture as of  March 31,

1996 and the results of its operations and cash flows for

the periods ended  March 31, 1996 and 1995.  Results of

operations for the period ended March 31, 1996 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    All fifteen films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three



 month period ended March 31, 1996, the Joint Venture is

reporting net revenue of $89,000 due primarily to the

performance of its films in the worldwide free television

market.  For the three month period ended March 31, 1996,

the Joint Venture has recorded an increase in the Additional

Payment accrual of $18,000 due to an increase in the

estimated distribution fee to be earned by its Distributor.

    For the three month period ended March 31, 1995, the

Joint Venture reported net revenue of $104,000 due primarily to the performance of its films in the pay television

market.  For the three month period ended March 31, 1995,

the Joint Venture recorded a decrease in the Additional

Payment accrual of $4,000 due to a decrease in the estimated distribution fee to be earned by its Distributor.

3.  Additional Information

    Additional information, including the audited year end

1995 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Annual Report on

Form 10-K of the Partnership for the year ended December 31,

1995.

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


                              DELPHI FILM ASSOCIATES IV
                              A New York Limited Partnership

                              By:  THE DELPHI COMPANY,
                                   General Partner

                              By:  ML Film Entertainment
Inc.,
                                   Managing Partner




May 10, 1996                  /s/ Diane T.
Herte
            Date              Diane T. Herte
                              Treasurer of the Managing
Partner of the
                              General Partner
                              (principal financial officer
and principal
                              accounting officer of the
Registrant)



May 10, 1996                  /s/ Steven N.
Baumgarten
     Date                     Steven N. Baumgarten
                              Director and Vice President of
the                                        Managing Partner
of the General Partner