Form 10-Q
period 1996-06-30
DELPHI FILM ASSOCIATES IV
filed 1996-08-14
CIK 764636

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the Quarter Ended June 30, 1996

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
                       (000's Omitted)
                          Unaudited

                                      June   December
                                30,         31,

                                1996        1995

ASSETS
Cash                                     $           $
                                       146         185
Short-Term Investments               1,342       1,227
Receivable from Columbia-Delphi
IV
  Productions                          650         623
Receivable from Tri-Star-Delphi
IV
  Productions                          800         777
Interest in Motion Picture
Venture-
   Columbia-Delphi IV
Productions                             13          13

                     Total               $           $
Assets                               2,951       2,825

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 57          68
                      Total
Liabilities                             57          68

Partners' Capital (Note 2):
  General Partner                       74          73
  Limited Partners
                                     2,820       2,684

                       Total
Partners' Capital                    2,894       2,757

                       Total
Liabilities and Partners'
                                         $           $
Capital                              2,951       2,825



     See accompanying notes to the financial statements.


                  DELPHI FILM ASSOCIATES IV
              (A New York Limited Partnership)
                  STATEMENTS OF OPERATIONS
         (000's Omitted, except net profit per unit)
                          Unaudited


                                                        For
the Three Months    For the Six Months
                                 Ended June 30,      Ended
June 30,
                                                        1996
1995     1996              1995
Interest Income               $       $      $       $
                             17      22     34      43

Expenses:
    Management Fee            0     100      0     200
    Operating Expenses
                             91       4    155       7

                             91     104    155     207

Loss before Share of
Profit in
  Motion Picture           (74)    (82)  (121)   (164)
Ventures
Share of Profit in
Motion
  Picture Venture--
Columbia-
   Delphi IV Productions     75      90    200     167
Share of Profit in
Motion Picture
  Venture--Tri-Star-
   Delphi IV Productions
                             38      42     58      52

Net Profit                    $       $      $       $
                             39      50    137      55

Net Profit Per Unit of
Limited
  Partnership Interest        $       $      $       $
(8,000 units)                 5       6     17       7





     See accompanying notes to the financial statements.



                  DELPHI FILM ASSOCIATES IV
              (A New York Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited

For the Six Months Ended June 30,

1996                        1995
Cash Flow From Operating
Activities:
Net Profit                                   $           $
                                           137          55
Adjustments to reconcile Net
Profit to net cash
   provided (used) by operating
activities:
    Share of Profit in Motion            (258)       (219)
Picture Ventures
    Distributions from Joint               258         232
Ventures
    Changes in Assets and
Liabilities:
       Increase in Receivables
from Joint
        Ventures, net                     (50)        (19)
       Decrease in Accrued
Expenses and Accounts
         Payable                          (11)        (87)
       Increase in Prepaid
Expense                                      0       (200)

        Net Cash Provided (Used)
by Operating
           Activities
                                            76       (238)

Cash Flow From Investing
Activities:
Purchases of Short-Term                (2,121)     (1,525)
Investments
Redemptions of Short-Term
Investments                              2,006       1,357

       Net Cash Used by Investing
Activities                               (115)       (168)

Decrease In Cash                          (39)       (406)
Cash at beginning of period
                                           185         473
Cash at end of period                        $           $
                                           146          67





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

statements of the Partnership included in the Annual Report

on Form 10-K for the year ended December 31, 1995.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Partnership as of June 30, 1996

and the results of operations and cash flows for the periods ended June 30, 1996 and 1995.  Results of operations for the three and six month periods ended June 30, 1996 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    As of June 30, 1996, all twenty-seven films in which

the Partnership has an interest have been released.  All of

these films have completed their theatrical release and are

being distributed in various ancillary markets.

    Based on the anticipated performance of one film

released through the Tri-Star Joint Venture, it is expected

that the Distributor of the Tri-Star Joint Venture will be

required to make an Additional Payment with respect to this

film.  Accordingly, distribution fees earned and expected to be earned by the Distributor of the Tri-Star Joint Venture

as of June 30, 1996 of approximately $392,000 have been

accrued by the Partnership as a receivable from the Tri-Star

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

a.  Financial Condition


    The Partnership has satisfied its commitment to

contribute funds to the Joint Ventures for the production

of, and acquisition of interests in, films.  As of June 30,

1996, the Partnership held cash of approximately $146,000

and short-term investments of approximately $1,342,000.

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

No assurance can be provided that the film assets will be

successfully sold, or if sold, when such sale would occur.

Upon the ultimate sale of the film assets, the Partnership

will commence taking steps to dissolve and liquidate.  Since the Partnership's obligation to make contributions to the

Joint Ventures for the production of, and acquisition of

interests in, films has been satisfied, all revenues

received by the Partnership is used to establish a reserve

for operating expenses of the Partnership and, to the extent possible, to make cash distributions to partners.  The

Partnership does not anticipate significant future revenues

and accordingly, the Partnership does not currently

anticipate making cash distributions to partners on a

quarterly basis.  However, the Partnership expects to make a cash distribution in August 1996 and may make future

distributions if it realizes proceeds from its interest in

films or from the sale of its interest in films (should the

sale occur) net of a reserve for the Partnership's operating expenses.

    The Partnership commenced cash distributions to its

partners in April 1987.  Distributions through June 30, 1996 have aggregated $3,785 per unit (75.7% of the limited

partners' original investment in the Partnership).

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

    For the three months ended June 30, 1996, the Columbia

Joint Venture had

a net profit of which the Partnership's share was

approximately $75,000, due primarily to the profitable

results of certain films.  The Tri-Star Joint Venture had a

net profit of which the Partnership's share was

approximately $38,000 due primarily to the profitable

results of one film.  In addition, the Partnership earned

approximately $17,000 of interest income from its short-term investments and incurred approximately $91,000 of  expenses

from its operations, resulting in an overall net profit to

the Partnership of approximately $39,000.

    For the three months ended June 30, 1995, the Columbia

Joint Venture had a net profit of which the Partnership's

share was approximately $90,000, due primarily to the

profitable results of certain films.  The Tri-Star Joint

Venture had a net profit of which the Partnership's share

was approximately $42,000 due primarily to the profitable

results of one film.  In addition, the Partnership earned

approximately $22,000 of interest income from its short-term investments and incurred approximately $104,000 of expenses

from its operations, resulting in an overall net profit to

the Partnership of approximately $50,000.

    For the six months ended June 30, 1996, the Columbia

Joint Venture had a net profit of which the Partnership's

share was approximately $200,000, due primarily to the

profitable results of certain films.  The Tri-Star Joint

Venture had a net profit of which the Partnership's share

was approximately $58,000 due primarily to the profitable

results of certain films.  In addition, the Partnership

earned approximately $34,000 of interest income from its

short-term investments and incurred approximately $155,000

of expenses from its operations, resulting in an overall net profit to the Partnership of approximately $137,000.

    For the six months ended June 30, 1995, the Columbia

Joint Venture had a net profit of which the Partnership's

share was approximately $167,000, due primarily to the

profitable results of certain films.  The Tri-Star Joint

Venture had a net profit of which the Partnership's share

was approximately $52,000 due primarily to the profitable

results of one film.  In addition, the Partnership earned

approximately $43,000 of interest income from its short-term investments and incurred approximately $207,000 of expenses

from its operations, resulting in an overall net profit to

the Partnership of approximately $55,000.

   The decrease in interest income for the three and six

month periods ended June 30, 1996 as compared with the

corresponding periods in 1995 was primarily due to lower

interest rates earned on short-term investments during 1996.

     The decrease in the Partnership's total expenses  for

the three and six month periods ended June 30, 1996 as

compared with the corresponding periods in 1995 is primarily attributable to the Management Fee paid in 1995 but not in

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

               COLUMBIA-DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited

                                      June   December
                                 30,         31,

                                 1996        1995

ASSETS
Motion Picture Production and
Advertising
     Costs, net of accumulated
amortization
     of $164,106 and $164,104,    $      80          $
respectively                                        82
Receivable from Columbia
Pictures
     (Distributor)
                                      6,254      6,278
                     Total         $  6,334          $
Assets                                           6,360

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to Columbia Pictures    $   5,604          $
Industries, Inc.                                 5,655
  Payable to Delphi Film
Associates IV                           650        623

                      Total
Liabilities                           6,254      6,278

Venturers' Capital:
  Columbia Pictures Industries,          67         69
Inc.
   Delphi Film Associates IV
                                         13         13

                       Total
Venturers' Capital                       80         82

                       Total
Liabilities and Venturers'
                                  $   6,334          $
Capital                                          6,360



     See accompanying notes to the financial statements.

              COLUMBIA - DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited

                                                         For
the Three Months    For the Six Months
                                   Ended June 30,     Ended
June 30,

1996                  1995      1996              1995
Net Revenues From Motion
    Picture Exploitation      $       $      $       $
                            318   1,372    919   2,482

Less: (Recapture)
Amortization of
          Motion Picture
Production
           and
Advertising Costs          (31)      65      2     223

Income from Operations      349   1,307    917   2,259

Additional Payments
Accrual                       0      60      0     235

Net Income                    $       $      $       $
                            349   1,367    917   2,494














     See accompanying notes to the financial statements.



              COLUMBIA - DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Six Months Ended June 30,

1996                         1995
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                           917       2,494
Adjustments to reconcile Net
Income to
  net cash  provided by operating
activities:
 Amortization of Motion Picture
Production and
    Advertising Costs                        2         223
 Accrued Distributions                     626     (1,363)
toVenturers
 Changes in Assets and
Liabilities:
     Increase in Payable to
Delphi Film
         Associates IV                      27          45
     (Decrease) Increase in
Payable to Columbia
        Pictures Industries, Inc.         (51)       1,318
     Decrease (Increase) in
Receivable from
         Columbia Pictures                  24     (1,128)
(Distributor)
     Increase in Motion Picture
Costs
          Recoverable from
Additional Payments                          0       (235)

   Net Cash Provided by Operating
Activities                               1,545       1,354

Cash Flow from Financing
Activities:
Distributions to Venturers
                                       (1,545)     (1,354)

   Net Cash Used by Financing
Activities                             (1,545)     (1,354)

Net Change in Cash                           0           0
Cash at beginning of period
                                             0           0
Cash at end of period                        $           $
                                             0           0

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

"Partnership") for the year ended December 31, 1995.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Joint Venture as of June 30, 1996

and the results of its operations and cash flows for the

periods ended June 30, 1996 and 1995.  Results of operations for the period ended June 30, 1996 are not necessarily

indicative of the results that may be expected for the

entire fiscal year.

2.  Current Operations

    All twelve films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three and six month periods ended June 30, 1996, the Joint

Venture is reporting net revenue of $318,000 and $919,000,

respectively, due primarily to the performance of certain

films in the worldwide free and pay television markets.

    For the three and six month periods ended June 30,

1995, the Joint Venture reported net revenue of $1,372,000

and $2,482,000, respectively, due primarily to the

performance of certain films in the worldwide free

television and home video markets.  For the six month period ended June 30, 1995, the Joint Venture recorded an increase

of  $235,000 in the accrued Additional Payment due to

changes in the estimated distribution fee to be earned by

its Distributor.

3.  Additional Information

    Additional information, including the audited year end

1995 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Annual Report on

Form 10-K of the Partnership for the year ended December 31,

1995.

               TRI-STAR -DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited


                                     June    December
                                 30,         31,

                                 1996        1995

ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization of
    $108,477 and $108,473,              $            $
respectively                           98          102
Motion Picture Costs Recoverable
from
    Additional Payments             1,853        1,835
Receivable from TriStar
Pictures, Inc.
    (Distributor)
                                    1,102        1,083
                     Total        $ 3,053            $
Assets                                           3,020

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,          $            $
Inc.                                2,155        2,141
  Payable to Delphi Film
Associates IV                         800          777

                      Total
Liabilities                         2,955        2,918

Venturers' Capital:
  TriStar Pictures, Inc.               98          102
   Delphi Film Associates IV
                                        0            0

                       Total
Venturers' Capital                     98          102

                       Total
Liabilities and Venturers'
                                        $            $
Capital                             3,053        3,020

     See accompanying notes to the financial statements.

               TRI-STAR-DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited



For the Three Months     For the Six Months
                                    Ended June 30,
Ended June 30,

1996                1995      1996             1995
Net Revenues From Motion
Picture
    Exploitation              $       $      $       $
                            118     428    207     532

Less: Amortization of
Motion
          Picture
Production and
            Advertising
Costs                         2      75      4      95

Income from Operations      116     353    203     437

Additional Payments
Accrual                       0      34     18      30

Net Income                    $       $      $       $
                            116     387    221     467








     See accompanying notes to the financial statements.



              TRI-STAR - DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Six Months Ended June 30,

1996                         1995
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                           221         467
Adjustments to reconcile Net
Income to net cash
    provided by operating
activities:
  Amortization of Motion Picture
Production and
     Advertising Costs                      4           95
  Accrued Distributions                   (37)       (164)
toVenturers
  Changes in Assets and
Liabilities:
       Increase (Decrease) in
Payable to Delphi
          Film Associates IV                23        (26)
       Increase in Payable to               14         190
TriStar Pictures, Inc.
       Increase in Receivable
from TriStar
          Pictures, Inc.                  (19)       (134)
(Distributor)
        Increase in Motion
Picture Costs
          Recoverable from
Additional Payments                       (18)        (30)

        Net Cash Provided  by
Operating Activities                       188         398

Cash Flow From Financing
Activities:
Distributions to Venturers
                                         (188)       (398)

        Net Cash Used by
Financing Activities                     (188)       (398)

Net Change in Cash                           0           0
Cash at beginning of period
                                             0           0
Cash at end of period                        $           $
                                             0           0





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

"Partnership") for the year ended December 31, 1995.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Joint Venture as of  June 30, 1996 and the results of its operations and cash flows for the

periods ended  June 30, 1996 and 1995.  Results of

operations for the period ended June 30, 1996 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    All fifteen films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three



 and six month periods ended June 30, 1996, the Joint

Venture is reporting net revenue of $118,000 and $207,000,

respectively, due primarily to the performance of its films

in the worldwide free television market.  For the six month

period ended June 30, 1996, the Joint Venture has recorded

an increase in the Additional Payment accrual of $18,000 due to an increase in the estimated distribution fee to be

earned by its Distributor.

    For the three and six month periods ended June 30,

1995, the Joint Venture reported net revenue of $428,000 and

$532,000, respectively, due primarily to the performance of

its films in the worldwide free television, worldwide pay

television and international theatrical markets.  For the

six month period ended June 30, 1995, the Joint Venture

recorded an increase in the Additional Payment accrual of

$30,000 due to an increase in the estimated distribution fee to be earned by its Distributor.

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


                              DELPHI FILM ASSOCIATES IV
                              A New York Limited Partnership

                              By:  THE DELPHI COMPANY,
                                   General Partner

                              By:  ML Film Entertainment
Inc.,
                                   Managing Partner




August 12, 1996               /s/ Diane T.
Herte
            Date              Diane T. Herte
                              Treasurer of the Managing
Partner of the
                              General Partner
                              (principal financial officer
and principal
                              accounting officer of the
Registrant)



August 12, 1996               /s/ Steven N.
Baumgarten
     Date                     Steven N. Baumgarten
                              Director and Vice President of
the                                        Managing Partner
of the General Partner