Form 10-Q
period 1996-09-30
DELPHI FILM ASSOCIATES IV
filed 1996-11-13
CIK 764636

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934
          For the Quarter Ended September 30, 1996

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

                                September
                                December 30,
                                31,

                                1996        1995

ASSETS
Cash                            $           $
                                159         185
Short-Term Investments          894       1,227
Receivable from Columbia-Delphi
IV
  Productions                   723         623
Receivable from Tri-Star-Delphi
IV
  Productions                   742         777
Interest in Motion Picture
Venture-
   Columbia-Delphi IV
Productions                      12          13

                     Total      $           $
Assets                         2,530       2,825
LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and
 Accounts                      $           $
Payable                           54          68
                      Total
Liabilities                       54          68

Partners' Capital (Note 2):
  General Partner                 70          73
  Limited Partners
                               2,406       2,684

                       Total
Partners' Capital              2,476       2,757

                       Total
Liabilities and Partners'
                                     $           $
Capital                              2,530       2,825

     See accompanying notes to the financial
statements.


                  DELPHI FILM ASSOCIATES IV
              (A New York Limited Partnership) STATEMENTS
                  OF OPERATIONS
         (000's Omitted, except net profit per unit)
                          Unaudited

                                                       For
the Three Months   For the Nine Months
                             Ended September 30,    Ended
September 30,

1996   1995   1996  1995
Interest Income           $   $      $       $
                          16      23     50      66

Expenses:
    Management Fee        0      100      0     300
    Operating Expenses
                          91       3    246      10

                          91     103    246     310

Loss before Share of
Profit in
  Motion Picture          (75)   (80)  (196)   (244)
Ventures
Share of Profit in
Motion
  Picture Venture--
Columbia-
   Delphi IV Productions   132     78    332     245
Share of Profit in
Motion Picture
  Venture--Tri-Star-
   Delphi IV Productions
                             10     2     68      54
Net Profit                $       $     $       $
                             67       0    204      55

Net Profit Per Unit of
Limited
  Partnership Interest        $       $      $       $
(8,000 units)                 8       0     25       7





     See accompanying notes to the financial
statements.



                  DELPHI FILM ASSOCIATES IV
              (A New York Limited
                  Partnership) STATEMENTS OF
                  CASH FLOWS
                          (000's Omitted)
                          Unaudited

For the Nine Months Ended September 30,

                              1996      1995
Cash Flow From Operating
Activities:
Net Profit                   $           $
                             204          55
Adjustments to reconcile
 Net
Profit to net cash
   provided (used) by
 operating
activities:
    Share of Profit in
 Motion                     (400)       (299)
Picture Ventures
    Distributions from Joint 401         315
Ventures
    Changes in Assets and
Liabilities:
       (Increase) Decrease in
Receivables from
        Joint Ventures, net          (65)          11
       Decrease in Accrued
Expenses and Accounts
         Payable                     (14)        (86)
       Increase in Prepaid
Expense                                0        (100)

        Net Cash Provided (Used)
by Operating
           Activities
                                      126       (104)
Cash Flow From Investing
Activities:
Purchases of Short-Term            (3,109)     (3,103)
Investments
Redemptions of Short-Term
Investments                         3,442       2,784
       Net Cash Provided (Used)
by Investing
           Activities
                                      333       (319)

Cash Flow From Financing
Activities:
Distribution to Partners
                                     (485)           0

       Net Cash Used by Financing
Activities                           (485)           0

Decrease In Cash                      (26)       (423)
Cash at beginning of period
                                       185         473
Cash at end of period                $           $
                                       159          50
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

September 30, 1996 and the results of operations and cash

flows for the periods ended September 30, 1996 and

1995.  Results of

operations for the three and nine month periods ended
September 30, 1996 are not necessarily indicative of the

results that may be expected for the entire fiscal year.

2.  Current Operations

    As of September 30, 1996, all twenty-seven films in

which the Partnership has an interest have been released.

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

Tri-Star Joint Venture as of September 30, 1996 of

approximately $392,000 have been accrued by the

Partnership as a receivable from the Tri-Star Joint

Venture.

   For the purpose of computing the net profit per unit,

the net profit for the periods are allocated  99% to the

limited partners and 1% to the General Partner.

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

September 30, 1996, the Partnership held cash of

approximately $159,000 and short-term investments of

approximately

$894,000.

    The Partnership is in the process of evaluating the

value of its interest in the film assets for the purpose

of possibly selling that interest and eventually

liquidating the Partnership.  The General Partner

anticipates that the Partnership may be liquidated by late

1996, or early 1997. No assurance can be provided that the

film assets will be successfully sold, or if sold, when

such sale would occur. Upon the ultimate sale of the film

assets, the Partnership will commence taking steps to

dissolve and liquidate.  Since the Partnership's

obligation to make contributions to the Joint Ventures for

the production of, and acquisition of interests in, films

has been satisfied, all revenue received by the

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

30, 1996 have aggregated $3,845 per unit (76.9% of the

limited partners' original investment in the Partnership).

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

    For the three months ended September 30, 1996, the

Columbia Joint Venture had

a net profit of which the Partnership's share was

approximately $132,000, due primarily to the profitable

results of certain films.  The Tri-Star Joint Venture had

a net profit of which the Partnership's share was

approximately $10,000 due primarily to the profitable

results of one film.  In addition, the Partnership earned

approximately $16,000 of interest income from its short-

term investments and incurred approximately $91,000 of

expenses from its operations, resulting in an overall net

profit to the Partnership of approximately $67,000.

    For the three months ended September 30, 1995, the

Columbia Joint Venture had a net profit of which the

Partnership's share was approximately $78,000, due

primarily to the profitable results of certain films.  The

Tri-Star Joint Venture had a net loss; however, the

Partnership

reported a net profit from that Joint Venture of

approximately $2,000 due primarily to the profitable

results of certain films.  In addition, the Partnership

earned approximately $23,000 of interest income from its

short-term investments and incurred approximately $103,000

of expenses from its operations, resulting in no overall

net profit or loss to the Partnership.

     For the nine months ended September 30, 1996, the

Columbia Joint Venture had a net profit of which the

Partnership's share was approximately $332,000, due

primarily to the profitable results of certain films.  The

Tri-Star Joint Venture had a net profit of which the

Partnership's share was approximately $68,000 due

primarily to the profitable results of certain films.  In

addition, the Partnership earned approximately $50,000 of

interest income from its short-term investments and

incurred approximately $246,000 of expenses from its

operations, resulting in an overall net profit to the

Partnership of approximately $204,000.

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

   The decrease in interest income for the three and nine

month periods ended September 30, 1996 as compared with

the

corresponding periods in 1995 was primarily due to less

funds available for short-term investments as well as

lower interest rates earned on short-term investments

during 1996.

     The decrease in the Partnership's total expenses  for

the three and nine month periods ended September 30, 1996 as compared with the corresponding periods in 1995 is primarily attributable to the Management Fee incurred in 1995 but not in 1996 due to the expiration of the Management Fee arrangement at the end of 1995 offset, in part, by an increase in Operating Expenses. The increase in Operating Expenses is primarily due to the reimbursement to the General Partner for out-of-pocket expenses incurred in connection with its management of the Partnership's business in lieu of the Management Fee paid to the General Partner prior to 1996.

               COLUMBIA-DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited

                                 September
                                 December 30,
                                 31,

                                 1996        1995
ASSETS
Motion Picture Production and
Advertising
     Costs, net of accumulated
amortization
     of $164,110 and $164,104,    $      76   $
respectively                                   82
Receivable from Columbia
Pictures
     (Distributor)
                                 6,827      6,278
                     Total    $  6,903       $
Assets                                      6,360

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to Columbia Pictures $ 6,104       $
Industries, Inc.                            5,655
  Payable to Delphi Film
Associates IV                           723        623
                      Total
Liabilities                           6,827      6,278

Venturers' Capital:
  Columbia Pictures Industries,          64         69
Inc.
   Delphi Film Associates IV
                                         12         13

                       Total
Venturers' Capital                       76         82

                       Total
Liabilities and Venturers'
                                  $   6,903     $
Capital                                          6,360



     See accompanying notes to the financial
statements.

              COLUMBIA - DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF
                  OPERATIONS
                          (000's
                          Omitted)
                          Unaudited

                                                       For
the Three Months   For the Nine Months
                              Ended September 30,  Ended
September 30,

1996 1995                   1996   1995
Net Revenues From Motion
    Picture Exploitation    $     $      $       $
                            595   1,178  1,514 3,660

Less: Amortization of
         Motion Picture
Production
         and Advertising
Costs                         4      20      6   243

Income from Operations      591   1,158  1,508 3,417

Additional Payments
Accrual                       0       0      0   235

Other Expense
                              0    (57)      0  (57)

Net Income                    $       $      $   $
                            591   1,101  1,508 3,595






     See accompanying notes to the financial
statements.

              COLUMBIA - DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH
                  FLOWS
                          (000's
                          Omitted)
                          Unaudited


For the Nine Months Ended September 30,

                           1996     1995
Cash Flow From Operating
Activities:
Net Income                $           $
                           1,508       3,595
                Adjustments to reconcile
                 Net Income to net cash
                   provided by operating
                activities: Amortization
                    of Motion Picture
Production and
    Advertising Costs          6         243
Write-off of Receivable from   0        (57)
Distributor
     Accrued Distributions           778     (1,315)
toVenturers
                  Changes in Assets and
Liabilities:
     Increase in Payable to
Delphi Film
       Associates IV                100          17
     Increase in Payable to
Columbia Pictures
       Industries, Inc.              449       1,298
     Increase in Receivable from
Columbia
       Pictures (Distributor)       (549)     (1,023)
     Increase in Motion Picture
Costs
       Recoverable from
Additional Payments                    0       (235)

   Net Cash Provided by Operating
Activities                         2,292       2,523

Cash Flow from Financing
Activities:
Distributions to Venturers
                                  (2,292)     (2,523)

   Net Cash Used by Financing
Activities                        (2,292)     (2,523)

Net Change in Cash                     0           0
Cash at beginning of period
                                       0           0
Cash at end of period             $           $
                                       0           0

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

September 30, 1996 and the results of its operations and

cash flows for the periods ended September 30, 1996 and

1995.  Results of

operations for the period ended September 30, 1996 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    All twelve films in which the Joint Venture has an interest have completed their theatrical release and are being distributed in various ancillary markets. For the three and nine month periods ended September 30, 1996, the Joint Venture is reporting net revenue of $595,000 and $1,514,000, respectively, due primarily to the performance of certain films in the domestic home video, worldwide

free and pay television markets.

   For the three and nine month periods ended September

30, 1995, the Joint Venture reported net revenue of

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

Accounting Policies, is included in the Annual Report on

Form 10-K of the Partnership for the year ended December

31, 1995.

               TRI-STAR -DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited


                                 September
                                 December 30,
                                 31,

                                 1996        1995
ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization of
    $108,477 and $108,473,         $            $
respectively                          98         102
Motion Picture Costs Recoverable
from
    Additional Payments             1,853      1,835
Receivable from TriStar
Pictures, Inc.
    (Distributor)
                                      993      1,083
                     Total        $ 2,944      $
Assets                                         3,020
LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,    $            $
Inc.                                2,104      2,141
  Payable to Delphi Film
Associates IV                         742        777

                      Total
Liabilities                         2,846      2,918

Venturers' Capital:
  TriStar Pictures, Inc.               98        102
   Delphi Film Associates IV
                                        0          0

                       Total
Venturers' Capital                     98        102

                       Total
Liabilities and Venturers'
                                      $            $
Capital                             2,944      3,020

     See accompanying notes to the financial
statements.

               TRI-STAR-DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF
                  OPERATIONS
                          (000's
                          Omitted)
                          Unaudited



For the Three Months    For the Nine Months
                               Ended September 30,  Ended
September 30,

1996                1995      1996             1995
Net Revenues From Motion
Picture
    Exploitation              $       $      $     $
                             44     132    251   664

Less: Amortization of
Motion
         Picture
Production and
         Advertising
Costs                         0      21      4     116
Income from Operations       44     111    247     548
Additional Payments
Accrual
    (Recapture)                                     23
                              0     (7)     18

Other Expense
                              0   (824)      0   (824)

Net Income (Loss)             $       $      $       $
                             44   (720)    265   (253)



     See accompanying notes to the financial
statements.



              TRI-STAR - DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH
                  FLOWS
                          (000's
                          Omitted)
                          Unaudited


For the Nine Months Ended September 30,

                           1996     1995
                                                Cash Flow From
Operating
Activities:
Net Income (Loss)          $                 $
                           265                (253)
 Adjustments to reconcile
Net
Income (Loss) to
    net cash provided by
operating activities:
  Amortization of Motion Picture
Production and
     Advertising Costs        4                 116
  Write-off of Receivable
 from                         0                (824)
Distributor
  Accrued Distributions       72                641
toVenturers
  Changes in Assets and
Liabilities:
       Decrease in Payable to
Delphi Film
          Associates IV      (35)               (28)
       Decrease in Payable
 to                          (37)               (613)
TriStar Pictures, Inc.
       Decrease in Receivable
from TriStar
          Pictures, Inc.      90               1,488
(Distributor)
       Increase in Motion Picture
Costs
          Recoverable from
Additional Payments           (18)               (23)
        Net Cash Provided  by
Operating Activities          341                504

Cash Flow From Financing
Activities:
Distributions to Venturers
                             (341)               (504)
        Net Cash Used by
Financing Activities         (341)               (504)

Net Change in Cash              0                   0
Cash at beginning of period
                                  0           0
 Cash at end of period            $           $
                                  0           0

   See accompanying notes to the financial statements.

               TRISTAR - DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                NOTES TO FINANCIAL
                STATEMENTS
                          Unaudited

1.  Basis of Presentation

   The accompanying unaudited financial statements have

been prepared in accordance with generally accepted accounting principles for interim financial information.
They do not include all information and notes required by generally accepted accounting principles for complete financial statements. There has been no material change in the information disclosed in the notes to financial statements of the Joint Venture included in the Annual
Report on Form 10-K of Delphi Film Associates IV (the
"Partnership") for the year ended December 31, 1995. The information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Joint Venture as of September 30, 1996 and the results of its operations and cash flows for the periods ended September 30, 1996 and 1995. Results of operations for the period ended
September 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.  Current Operations

    All fifteen films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three

 and nine month periods ended September 30, 1996, the

Joint Venture is reporting net revenue of $44,000 and

$251,000, respectively, due primarily to the performance

of its films in the worldwide free television market.  For

the nine month period ended September 30, 1996, the Joint

Venture has recorded an increase in the Additional Payment

accrual of $18,000 due to an increase in the estimated

distribution fee to be earned by its Distributor.

    For the three and nine month periods ended September

30, 1995, the Joint Venture reported net revenue of

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


                              DELPHI FILM ASSOCIATES IV
                              A New York Limited
Partnership
                              By:  THE DELPHI COMPANY,
                                   General Partner
                              By:  ML Film Entertainment
Inc.,
                                   Managing Partner
November 11, 1996             /s/ Diane T.
Herte
            Date              Diane T. Herte
                              Treasurer of the Managing
Partner of the
                              General Partner
                              (principal financial officer
and principal
                              accounting officer of the
Registrant)



November 11, 1996             /s/ Steven N.
Baumgarten
     Date                     Steven N. Baumgarten
                              Director and Vice President
of the                                        Managing
Partner
of the General Partner