Form 10-K
period 1996-12-31
DELPHI FILM ASSOCIATES IV
filed 1997-03-27
CIK 764636

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

For Fiscal Year Ended
Commission File
December 31, 1996                              Number 0-14408

                  DELPHI FILM ASSOCIATES IV
   (Exact name of registrant as specified in its charter)

         New York
13-3261814
(State or other jurisdiction of
(IRS Employer
 incorporation or organization)
Identification No.)

        666 Third Avenue, New York, New York   10017
    (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code: (212) 983-
9040

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                         [x]
    As of March 15, 1997, there were 8,000 units of limited partnership interests outstanding, all held by non-affiliates. The aggregate market value of those interests is not determinable because there is no active public trading market for the units. See Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

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

       Each Joint Venture has acquired interests in or co-

produced films in which Delphi Film Associates V ("Delphi V")

has an interest through its own joint ventures with TriStar

and Columbia.  Delphi III was a limited partnership organized in 1983 to participate in the production, acquisition,

ownership and exploitation of films through Columbia-Delphi

III Productions and Tri-Star Delphi III Productions.  Delphi

III was liquidated in December 1996.  Delphi V is a  limited partnership that was organized in 1985 to participate in the production, acquisition, ownership and exploitation of films through joint ventures with Columbia and TriStar.  Another

public limited partnership, ML Delphi Premier Partners, L.P.

("ML Delphi"), which was organized in 1986, participates in a joint venture with TriStar ("Tri-Star-ML Delphi").  The Tri-

Star Joint Venture entered into agreements with Tri-Star-ML

Delphi pursuant to which Tri-Star-ML Delphi acquired

interests in four films in which the Tri-Star Joint Venture

has an interest ("Let's Get Harry," "Peggy Sue Got Married,"

"No Mercy" and "Nadine").  In addition, the Tri-Star Joint

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

"Films In Release."  The Partnership made no capital

contributions for its interest in these films but is entitled to a share of any net proceeds from each of these films

beyond certain performance levels.  Payments due with respect to "Rambo III" were made to the Partnership in June 1996.

The Partnership does not anticipate receiving any revenues

with respect to "Short Circuit 2."  However, as of December

31, 1996, the Partnership had accrued revenues of

approximately $118,000 in connection with "Rambo III."

"Short Circuit 2" and "Rambo III" are sometimes referred to

as the "Additional Films."

Future Sale of Interests in Films.

       The Partnership has been evaluating the value of its

interest in its film assets for the purpose of possibly

selling that interest and liquidating the Partnership.  The

General Partner anticipates that the Partnership may be

liquidated in 1997.   No assurance can be provided that the

film assets will be sucessfully sold, or if sold, when such

sale would occur.  Upon the ultimate sale of the film assets,

the Partnership will commence taking steps to dissolve and

liquidate.  Cash distributions as a result of the liquidation may be made to the partners to the extent, and only to the

extent, the proceeds from the sale of the Partnership's

interest in the film assets in connection with the

liquidation are in excess of  the Distributors' entitlement

to the recoupment described below and a reserve for the

Partnership's remaining obligations and operating expenses.

Distribution of Films.

       The films of the Columbia Joint Venture and the Tri-

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

       Many of the Columbia Joint Venture's and the Tri-Star

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

TriStar under their respective agreements with HBO.  See the

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

Venture Films have been licensed for network television

exhibition on CBS or on other television networks on a film-

by-film basis.

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

1996, approximately $392,000 has been accrued by the Tri-Star

Joint Venture as an Additional Payment allocable to the

Partnership.  In February 1997, the Partnership received

approximately $409,000 representing its share of the Tri-Star

Joint Venture's Additional Payment relating to one film.  In

February, 1994 the Partnership received approximately

$7,886,000 representing its share of the Tri-Star Joint

Venture's Additional Payment relating to all but one film net of  the repayment of a $200,000 advance previously received

by the Partnership.  The Partnership received approximately

$10,911,000 in May 1993 representing its share of the

Columbia Joint Venture's Additional Payment net of the

repayment of a $200,000 advance previously received by the

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

December 31, 1996, the Partnership had accrued revenues of

approximately $118,000 in connection with "Rambo III."

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

Officers of the Partnership-Operational and Financial

Services."  Magera has seven employees who perform services

for the General Partner and for the general partners of other private and public limited partnerships, including the other

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

       None.

Item 4.  Submission of Matters to a Vote of Security
             Holders.
       None.

                          PART II.

Item 5.    Market for the Registrant's Common Equity and
       Related Security Holder Matters.


       An established public market for the Partnership's

Units does not now exist, and it is not anticipated that such a market will develop in the future.  Accordingly, accurate

information as to the market value of a Unit at any given

date is not available.

       As of March 15, 1997, there were approximately 4,100

holders of record of Units of the Partnership.

       Beginning with the December 1994 client account

statements, Merrill Lynch, Pierce, Fenner & Smith

Incorporated ("Merrill Lynch") implemented new guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements.  As a result, Merrill Lynch no longer reports general partner

estimates of limited partnership net asset value on its

client account statements, although the Partnership may

continue to provide its estimate of net asset value to Unit

holders.  Pursuant to the guidelines, estimated values for

limited partnership interests originally sold by Merrill

Lynch (such as the Partnership's Units) will be provided two times per year to Merrill Lynch by independent valuation

services.  The estimated values will be based on financial

and other information available to the independent services

on (1) the prior August l5th for reporting on December year-

end and subsequent client account statements through the

following May's month-end client account statements and on

(2) March 31st for reporting on June month-end and subsequent client account statements through the November month-end

client account statements of the same year.  Merrill Lynch

clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account

statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value.  The estimated values provided by the

independent services and the Partnership's current net asset value are not market values and Unit holders may not be able to sell Units or realize either amount upon a sale of their

Units.  In addition, Unit holders may not realize the

independent estimated value or the Partnership's current net asset value amount upon the liquidation of the Partnership's assets over its remaining life.

Cash Distributions.

       The Partnership commenced making cash distributions in

April 1987.  The following chart sets forth the cash

distributions made by the Partnership through March 15, 1997:


           Year                         Amount Per Unit
           1987                           $       600
           1988                                   300
           1989                                   120
           1990                                        100
           1991                                        100
           1992                                        240
           1993                              1,400
           1994                                   875
           1995                                     50
           1996                                60
           1997  (through March 15)         0
           Total                           $3,845

       Accordingly, as of March 15, 1997, the partners have

received distributions aggregating 76.9% of their original

investment in the Partnership.  The Partnership does not

currently anticipate that the partners will receive cash

distributions in an aggregate amount sufficient to recover

their capital contribution to the Partnership.


Item 6.    Selected Financial Data.
                    (000's omitted except for per unit

information)

                                                    Year Ended
December 31,
                   1996              1995       1994
1993         1992
Operating
  revenues(1):   $       0       $        0            $
0               $      0       $        0
Share of profit
  in motion
  picture ventures:     $       622     $    338          $
312         $  2,275    $ 3,039
Net proft (loss):           $       337     $     (32)
$      (17)        $  1,789  $ 2,583
Net profit (loss)
  per unit:          $         42     $       (4)        $
(2)            $     221     $    320
Total assets:    $    2,687     $  2,825         $   3,303
$10,364     $l9,895
Total liabilities:              $         78     $       68
$      110        $       83     $      90
Cash distributions
  per unit:             $         60     $       50         $
875            $  1,400     $    240




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

1996, the Partnership held cash of approximately $57,000 and short-term investments of approximately $991,000.  Short-term investments consist solely of U.S. government securities.

   The Partnership received approximately $409,000 in Febuary

1997 representing its share of the Tri-Star Joint Venture's

Additional Payment relating to one film.  The Partnership

received approximately $7,886,000 in February 1994

representing its share of the Tri-Star Joint Venture's

Additional Payment relating to all but one film net of the

repayment of a $200,000 advance previously received by the

Partnership.  These funds, less a reserve for Partnership

operating expenses, were distributed to partners in May 1994.

The Partnership received approximately $10,911,000 in May

1993 representing its share of the Columbia Joint Venture's

Additional Payment net of the repayment of a $200,000 advance previously received by the Partnership.  These funds, less a reserve for Partnership operating expenses, were distributed to partners in May 1993.  The Columbia and TriStar

Distributors are not expected to fully recoup these

Additional Payments and it is therefore currently expected

that the Partnership will not receive any additional revenue with respect to the Columbia and Tri-Star Joint Venture's

Unrecouped Films.

       The Partnership has been evaluating the value of its

interest in its film assets for the purpose of possibly

selling that interest and liquidating the Partnership.  The

General Partner anticipates that the Partnership may be

liquidated in 1997.  No assurance can be provided that the

film assets will be sucessfully sold, or if sold, when such

sale would occur.  Upon the ultimate sale of the film assets,

the Partnership will commence taking steps to dissolve and

liquidate.  Cash distributions as a result of the liquidation may be made to the partners to the extent, and only to the

extent, the proceeds from the sale of the Partnership's

interest in the film assets in connection with the

liquidation are in excess of the Distributors' entitlement to the recoupment described above and a reserve for the

Partnership's remaining obligations and operating expenses.

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

Films.  The most recent cash distribution by the Partnership was made in  August 1996.

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

       For the year ended December 31, 1996, the Columbia

Joint Venture had a net profit of which the Partnership's

share was approximately $551,000, due primarily to the

profitable results of certain films.  The Tri-Star Joint

Venture had a net profit of which the Partnership's share was approximately $71,000, due primarily to the profitable

results of certain films.  In addition, the Partnership

earned approximately $61,000 of interest income from short-

term investments and incurred approximately $346,000 in

expenses from operations, resulting in an overall net profit reported by the Partnership of approximately $337,000.

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

$87,000 of interest income from short-term investments and

incurred approximately $457,000 in expenses from operations,

resulting in an overall net loss reported by the Partnership of approximately $32,000.

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

   The decrease in interest income for the years ended

December 31, 1996 and 1995 as compared with the prior years

is due primarily to less funds available for short-term

investments.

   The decrease in the Partnership's total expenses for the

year ended December 31, 1996 as compared with the prior year is primarily attributable to the Management Fee incurred in

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

   The increase in the Partnership's total expenses for the

year ended December 31, 1995 as compared with the prior year is due primarily to an increase in Operating Expenses.  The

increase in Operating Expenses is attributable to an increase in professional fees related to film audits.

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

       Kevin K. Albert, 44, a Managing Director of

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

Partner of  ML Venture Partners II, L.P. ("Venture II"),

and ML Oklahoma Venture Partners Limited Partnership

("Oklahoma"); and a director of Merrill Lynch R&D

Management Inc. ("ML R&D"), an affiliate of ML Film and

the general partner of the Managing General Partner of ML

Technology Ventures, L.P.  Mr. Albert also serves as an

independent general partner of Venture II.

       Robert F. Aufenanger, 43, a Vice President of

Merrill & Co. Corporate Credit and a Director of the

Partnership Management Department, joined Merrill Lynch

in 1980.  Mr. Aufenanger is responsible for the ongoing

management of the operations of the equipment, real

estate and project related limited partnerships for which

subsidiaries of ML Leasing Equipment Corp. and Merrill

Lynch, Hubbard Inc., affiliates of Merrill Lynch, are

general partners.  Mr. Aufenanger is also a director of

ML Media, ML Opportunity, MLH Real Estate, Inc., an

affiliate of ML Film and the general partner of the

Associate General Partner of ML/EQ Real Estate Portfolio,

L.P., MLH Property Managers Inc., an affiliate of ML Film

and the Managing General Partner of MLH Income Realty

Partnership VI, ML Venture, ML R&D, ML Mezzanine, and ML

Mezanine II.

       Steven N. Baumgarten, 41, a Vice President of

Merrill Lynch & Co. Corporate Credit joined Merrill Lynch

in 1986.  Mr. Baumgarten shares responsibility for the

ongoing management of the operations of the equipment and

project related limited partnerships for which

subsidiaries of ML Leasing Equipment Corp., an affiliate

of Merrill Lynch, are general partners.

       Michael E. Lurie, 53, a First Vice President of

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

Chairman of the Merrill Lynch International Bank Credit

Committee.  Mr. Lurie is also a director of ML Media, ML

Opportunity, ML Venture and ML R&D.

       Diane T. Herte, 36, a Vice President of Merrill

Lynch & Co. Investment Banking Group since 1996 and

previously an Assistant Vice President of Merrill Lynch &

Co. Corporate Credit Group since 1992, joined Merrill

Lynch in 1984.  Ms. Herte's responsibilities include

controllership and financial management functions for

certain partnerships for which subsidiaries of  Merrill

Lynch are the general partner.

       Mr. Aufenanger is an executive officer of Mid-

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

Operational and Financial Services.

       To assist it in the performance of its duties, the

General Partner engaged Magera, subject to the  direction

and supervision of the General Partner, to provide

operational and financial services which were provided at

no additional cost to the Partnership for each year for

which there was a management fee (see Item 11 Executive

Compensation).  Magera is owned by Richard M. Mason and

Aaron German.  Mr. Mason, a partner of the non-managing

partner of the General Partner and the Chairman of

Magera, and Mr. German, the President of Magera, also

previously acted as consultants to SPE.  Magera also

provides operational and financial services to the

general partners of other private and public limited

partnerships, including the other Delphi Partnerships,

and serves as a consultant to others engaged in the

entertainment industry.

Item 11.   Executive Compensation.

       The expense of professional fees rendered on

behalf of the Partnership, such as legal fees and fees to

certified public accountants are paid directly by the

Partnership.  For 1996 and subsequent years, there is no

fixed management fee payable to the General Partner, but

the General Partner is reimbursed for out-of-pocket

expenses with respect to administering the Partnership

and reporting to partners.  In that regard, the General

Partner, on behalf of the Partnership, retained Magera to

provide those services to the Partnership for 1996 and

1997.

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


       To the best of the knowledge of the Managing Partner, as of March 1, 1997, no person is the beneficial owner of 5% or more of the outstanding common stock of Merrill

Lynch.

Item 13.   Certain Relationships and Related Transactions.

       The Partnership's operations relating to the ownership

and exploitation of films involve Columbia or TriStar.  See

Item 1 "Business."

       The General Partner is entitled to a portion of cash

distributions to partners.  The General Partner of the

Partnership is affiliated with the general partners of other

Delphi Partnerships all of which are limited partnerships

similar to the Partnership.

                          PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K.

 (a)(1)    Financial Statements:

                  Delphi Film Associates IV


       Independent Auditors' Report

       Balance Sheets at December 31, 1996 and 1995

       Statements of Operations for the Years
         Ended December 31, 1996, 1995 and 1994

       Statements of Cash Flows for the Years
         Ended December 31, l996, 1995 and 1994

       Statements of Changes in Partners' Capital for the Years Ended December 31, 1996,
         1995 and 1994

       Notes to Financial Statements

               Columbia-Delphi IV Productions

       Report of Independent Accountants

       Balance Sheets at December 31, 1996 and 1995

       Statements of Operations for the Years ended
         December 31, 1996, 1995 and 1994

       Statements of Cash Flows for the Years
         Ended December 31, l996, 1995 and 1994

       Statements of Venturers' Capital for the Years ended December 31, 1996,
         1995 and 1994

       Notes to Financial Statements
               Tri-Star-Delphi IV Productions
       Report of Independent Accountants

       Balance Sheets at December 31, l996 and 1995

       Statements of Operations for the Years Ended
         December 31, 1996, 1995 and 1994

       Statements of Cash Flows for the Years
         Ended December 31, l996, 1995 and 1994

       Statements of Venturers' Capital for the Years
         Ended December 31, 1996, 1995 and 1994

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

1996.

(c)        Exhibits.

       The Exhibits required by Item 601 of Regulation S-K

are submitted as a separate section following the

Partnership's financial statements.

(d)        Financial Statement Schedules.

            No financial statement schedules have been filed

as part of this report as none are required.

                                                    SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Dated: March 26, 1997          DELPHI FILM ASSOCIATES
IV
                                   By:  THE DELPHI COMPANY
                                     General Partner
                             By:  ML Film
                                    Entertainment Inc.,
Managing Partner
                                           /s/ Kevin K. Albert
                                    (Kevin K. Albert)
                                    President

       Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                   Title          Date
/s/ Kevin K. Albert     Director and President of
March 26, 1997
(Kevin K. Albert)       the Managing Partner
                    of the General Partner
                    (principal executive
                    officer of the Registrant)

/s/ Robert F. Aufenanger              Director and Executive
Vice   March 26, 1997
(Robert F. Aufenanger)                President of the
Managing
                    Partner of the General Partner


/s/ Steven N. Baumgarten              Director and Vice
President  March 26 , 1997
(Steven N. Baumgarten)  of the Managing Partner
                    of the General Partner


/s/ Michael E. Luire                  Director and Vice
President  March 26, 1997
(Michael E. Lurie)      of the Managing Partner
                    of the General Partner

/s/ Diane T. Herte      Treasurer of the         March 26,
1997
(Diane T. Herte)                      Managing Partner
                    of the General Partner
                    (principal financial officer
                    and principal accounting
                    officer of the Registrant)

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

    10.4(b) Amendment to the Columbia Distribution
              Agreement dated May 14, 1987*

    10.4(c) Amendment to the Tri-Star Distribution
              Agreement dated June 9, 1987*

    10.4(d) Amendment to the Columbia Distribution
              Agreement dated as of October 14, 1987*

    10.4(e) Amendment to the Tri-Star Distribution Agreement dated as of October 14, 1987*

        27  Financial Data Schedule



*Incorporated by reference

                INDEPENDENT AUDITORS' REPORT

The Partners
Delphi Film Associates IV:

We have audited the accompanying balance sheets of Delphi Film Associates IV (a New York Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, cash flows and changes in partners' capital for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delphi Film Associates IV (a New York Limited
Partnership) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



                              KPMG PEAT MARWICK LLP

New York, New York
March  25, 1997

                  DELPHI FILM ASSOCIATES IV
              (A New York Limited Partnership)

                       BALANCE SHEETS
                       (000's Omitted)



December 31,

                                1996        1995

ASSETS
Cash                                     $           $
                                        57         185
Short-Term Investments (Note 2)        991       1,227
Receivable from Columbia-Delphi
IV
  Productions, net (Note 4)            890         623
Receivable from Tri-Star-Delphi
IV
  Productions, net (Note 4)            736         777
Interest in Motion Picture
Venture-Columbia-
  Delphi IV Productions (Notes
2 & 4)                                  13          13
                     Total               $           $
Assets                               2,687       2,825

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 78          68
                      Total
Liabilities                             78          68

Partners' Capital (Note 1):
  General Partner                       71          73
   Limited Partners
                                     2,538       2,684

                       Total
Partners' Capital                    2,609       2,757

                       Total
Liabilities and Partners'
                                         $           $
Capital                              2,687       2,825


     See accompanying notes to the financial statements.


                  DELPHI FILM ASSOCIATES IV
              (A New York Limited Partnership)

                  STATEMENTS OF OPERATIONS
     (000's Omitted, except net profit (loss) per unit)

                            For the Year Ended December 31,

1996           1995          1994
Interest Income               $       $      $
                             61      87    119

Expenses:
    Management Fee           --     400    400
    Operating Expenses
                            346      57     48

                            346     457    448

Loss before Share of
Profit
  in Motion Picture       (285)   (370)  (329)
Ventures
Share of Profit in
Motion Picture
  Venture--Columbia-
Delphi IV
   Productions (Notes 2     551     316    250
& 4)
Share of Profit in
Motion Picture
    Venture--Tri-Star-
Delphi IV
     Productions (Notes
2 & 4)                       71      22     62

Net Profit (Loss)             $       $      $
                            337    (32)   (17)

Net Profit (Loss) Per
Unit of
  Limited Partnership
Interest
   ( 8,000 Units)             $       $      $
                             42     (4)    (2)



     See accompanying notes to the financial statements.



                  DELPHI FILM ASSOCIATES IV
              (A New York Limited Partnership)

                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)

For the Year Ended December 31,
                                          1996
1995     1994
Cash Flow From Operating
Activities:
Net Profit (Loss)                         $         $         $
                                        337      (32)      (17)
Adjustments to reconcile Net
Profit (Loss) to net
   cash provided (used) by
operating activities:
    Share of Profit in Motion         (622)     (338)     (312)
Picture Ventures
     Distributions from Joint           622       385       341
Ventures
     Changes in Assets and
Liabilities:
        (Increase) Decrease in
Receivables from
          Joint Ventures, net         (226)         1     7,864
        Increase (Decrease) in
Accrued Expenses
          and Accounts Payable
                                         10      (42)        27

        Net Cash Provided (Used)
by Operating
           Activities
                                        121      (26)     7,903

Cash Flow From Investing
Activities:
Purchases of Short-Term             (5,044)   (4,472)  (35,792)
Investments
Redemptions of Short-Term
Investments                           5,280     4,614    34,967

   Net Cash Provided (Used) by
Investing
     Activities
                                        236       142     (825)

Cash Flow From Financing
Activities:
Distributions to Partners
                                      (485)     (404)   (7,071)
   Net Cash Used by Financing
Activities                            (485)     (404)   (7,071)

(Decrease) Increase In Cash           (128)     (288)         7
Cash at beginning of year
                                        185       473       466
Cash at end of year                       $         $         $
                                         57       185       473
     See accompanying notes to the financial statements.

                  DELPHI FILM ASSOCIATES IV
              (A New York Limited Partnership)

         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
    FOR THE YEARS ENDED DECEMBER 3l, 1996, 1995 AND 1994
       (000's Omitted, except distributions per unit)

                              General            Limited
Total
Balance January 1, 1994              $         $         $
                                   148    10,133    10,281

Net Loss for the Year Ended
  December 31, 1994                 --      (17)      (17)

Distributions to Partners
($875 per unit)                   (71)   (7,000)   (7,071)

Balance December 31, 1994           77     3,116     3,193

Net Loss for the Year Ended
  December 31, 1995                 --      (32)      (32)

Distributions to Partners
($50 per unit)                     (4)     (400)     (404)

Balance December 31, 1995           73     2,684     2,757

Net Profit for the Year
Ended
  December 31, 1996                  3       334       337

Distributions to Partners
($60 per unit)                     (5)     (480)     (485)

Balance December 31, 1996            $         $         $
                                    71     2,538     2,609


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

Partnership's business, received a fee for its management

services of $400,000 in each of the years l995 and 1994.  For

1996, the General Partner was reimbursed approximately

$259,000 for out-of-pocket expenses incurred in connection

with its management of the Partnership's business.  A public offering (the "Offering") of limited partnership interests

was completed on June 27, l985.  The Partnership had no

substantial operations until June l985 when the Offering was completed.  A total of 8,000 units at $5,000 per unit were

sold.  The General Partner contributed $404,000, an amount

equal to l% of the total capital contributed to the

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

   As of December 31, 1996 and 1995, the reported amounts of

the Partnership's assets less liabilities were greater (less)

than the tax bases by approximately $192,000 and ($56,000),

respectively.

   (d)  Use of Estimates

   Management of the Partnership has made a number of

estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with

generally accepted accounting principles.  Actual results

could differ from those estimates.

3.  Supplemental Disclosure of Cash Flow Information

   No amounts for interest were paid in l996, l995 and l994.

4.  Transactions with Joint Ventures

   (a) Interests in Motion Pictures

   The Partnership, through each Joint Venture, generally has interests ranging from 5% to 25% in (and has borne a

corresponding percentage of the cost of) motion pictures in

which a Joint Venture has an interest ("Joint Venture

Films").  In addition, the Partnership, through the Tri-Star

Joint Venture, has a participation interest in two films (the

"Additional Films").  The Partnership made no capital

contributions for its interest in these two films, and

payments due with respect to one of these interests was made to the Partnership in June 1996.

   As of December 31, 1996, the Columbia Joint Venture had

twelve films in release for which the Partnership's cash

contributions (including interest) aggregated $23,117,000,

and the Tri-Star Joint Venture had fifteen films (including

the Additional Films) in release for which the Partnership's cash contributions (including interest) aggregated

$22,701,000.

   (b)  Current Operations

   As of December 31, l996, all twenty-seven films in which

the Partnership has an interest had been released.  Based on the performance of the films during the year ended

December 31, 1996, and after deducting the net operating

expenses of the Partnership, the Partnership is reporting a

net profit of $337,000 for the year ended December 31, 1996.

   (c)  Transactions with Columbia and TriStar

   The films in which the Columbia Joint Venture has an

interest are distributed pursuant to a distribution agreement between Columbia Pictures, a division of Columbia Pictures

Industries, Inc. ("Columbia") (a "Distributor"), and the

Columbia Joint Venture.  The films in which the Tri-Star

Joint Venture has an interest are distributed pursuant to a

distribution agreement between TriStar Pictures, Inc. (a

"Distributor") and the Tri-Star Joint Venture (see Note 6).

The Distributors are entitled to receive a fee of l7.5% of

substantially all gross receipts from each film, except that a Distributor's entitlement to its distribution fee is

deferred until its Joint Venture has received from the

distribution of a film an amount equal to that spent by the

Joint Venture to produce or acquire an interest in the film,

other than amounts spent for payments in the nature of

interest.  In light of the results of the Joint Venture

films, net revenue as of December 31, 1996, 1995 and 1994 has been computed without deducting a distribution fee to the

Distributor with the exception of six films in l996 and seven films in l995 and l994 for which a portion of the fee was

deducted and one film in l996 for which the entire

distribution fee has been deducted.

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

   (e)  Joint Venture Amortization Policies

   Advertising expenditures which benefit future periods were capitalized as incurred by the Joint Ventures.  Advertising

expenditures and unamortized production costs are amortized

under the individual film forecast method based upon net

revenues recognized in proportion to the Joint Venture's

estimate of ultimate net revenues to be received without

regard to any Additional Payments (see Note 5).  Unamortized production costs are compared with net realizable value on a film by film basis, and losses are recognized to the extent

of any excess of costs over net realizable value.

Unamortized advertising expenditures are compared with net

realizable value for all films in the aggregate for each

Joint Venture and losses are recognized to the extent of any excess of expenditures over net realizable value.

   (f)  Receivable from Columbia Joint Venture

   This asset represents the amounts receivable by the

Partnership from the Columbia Joint Venture.  The total

receivable in l996 and l995 of $890,000 and $623,000,

respectively, consists of amounts accrued with respect to net proceeds and gross receipts payments.

   (g)  Receivable from Tri-Star Joint Venture, net

   This asset represents the net amounts receivable by the

Partnership from the Tri-Star Joint Venture.  The total

receivable in l996 of $736,000 consists of $344,000 accrued

with respect to net proceeds and gross receipts payments and

$392,000 accrued as Additional Payments (as defined below).

The total receivable in l995 of $777,000 consisted of

$385,000 accrued with respect to net proceeds and gross

receipts payments and $392,000 accrued as Additional Payments

(as defined below).

5.  Additional Payments

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

Film.

   Based on the anticipated performance of one film in

release at December 31, l996 and 1995, $392,000 was accrued

by the Tri-Star Joint Venture as an Additional Payment

allocable to the Partnership for each respective year.  The

Additional Payments were due and payable to the Partnership,

net of the Advances through the respective Joint Ventures,

promptly after the dates set forth above following certain

certifications.  The Partnership received approximately

$409,000 in February 1997 representing its share of the Tri-

Star Joint Venture's Additional Payment relating to one film.

The Partnership received approximately $7,886,000 in February

l994 representing its share of the Tri-Star Joint Venture's

Additional Payment, relating to all but one film net of the

$200,000 advances previously received by the Partnership, and approximately $l0,911,000 in May l993 representing its share of the Columbia Joint Venture's Additional Payment net of the

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

Unrecouped Films.

6.  Future Sale of Interests in Films

       The Partnership has been evaluating the value of its

interest in its film assets for the purpose of possibly

selling that interest and liquidating the Partnership.  The

General Partner anticipates that the Partnership may be

liquidated in 1997.  No assurance can be provided that the

film assets will be sucessfully sold, or if sold, when such

sale would occur.  Upon the ultimate sale of the film assets,

the Partnership will commence taking steps to dissolve and

liquidate.  Cash distributions as a result of the liquidation may be made to the partners to the extent, and only to the

extent, the proceeds from the sale of the Partnership's

interest in the film assets in connection with the

liquidation are in excess of  the Distributors' entitlement

to the recoupment described above and a reserve for the

Partnership's remaining obligations and operating expenses.

              REPORT OF INDEPENDENT ACCOUNTANTS

Venturers
Columbia - Delphi IV Productions

In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of venturers' capital present fairly, in all material respects, the financial position of Columbia - Delphi IV Productions at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Venture's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.












Century City, California
March  14, l997

              COLUMBIA - DELPHI IV PRODUCTIONS
                      (A Joint Venture)

                       BALANCE SHEETS
                       (000's Omitted)


      December 31,
                                                1996
1995
ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization
    of $164,114 and $164,104,            $         $
respectively                            72        82
     (Notes 1, 2 & 5)
Receivable from Columbia
Pictures
    (Distributor) (Note 6)
                                     5,974     6,278

                     Total        $  6,046         $
Assets                                         6,360

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to Columbia Pictures
Industries, Inc.
    (Note 6)                      $  5,084         $
                                               5,655
  Payable to Delphi Film
Associates IV
    (Note 6)
                                       890       623

                      Total
Liabilities                          5,974     6,278

Venturers' Capital (Notes 1 &
3):
  Columbia Pictures Industries,         59        69
Inc.
  Delphi Film Associates IV
                                        13        13

                       Total
Venturers' Capital                      72        82

                       Total
Liabilities and Venturers'
                                         $          $
Capital                              6,046      6,360


     See accompanying notes to the financial statements.

              COLUMBIA - DELPHI IV PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF OPERATIONS
                       (000's Omitted)

                                                  For the
Year Ended December 31,
                                                      1996
1995          1994
Net Revenues From Motion
Picture
    Exploitation (Note        $       $      $
2)                        2,470   3,021  3,055

Less: Amortization of
Motion
         Picture
Production and
          Advertising
Costs
           (Notes 2 & 5)
                             10     696    652

Income from Operations    2,460   2,325  2,403

Additional Payment
Accrual
    (Notes 3 & 5)            --      --    158

Other Expense  (Note 7)
                             --      --  (146)

Net Income                    $       $      $
                          2,460   2,325  2,415




     See accompanying notes to the financial statements.



              COLUMBIA - DELPHI IV PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)

                                            For the Year
Ended December 31,
                                          1996
1995         1994
Cash Flow From Operating
Activities:
Net Income                                $         $         $
                                      2,460     2,325     2,415
Adjustments to reconcile Net
Income to net cash
      provided by operating
activities:
  Amortization of Motion Picture
Production and
     Advertising Costs                   10       696       652
  Accrued Distributions to              304       253     (237)
Venturers
  Changes in Assets and
Liabilities:
      (Decrease) Increase in
Payable to Columbia
         Pictures Industries,         (571)     (292)       269
Inc.
      Decrease (Increase) in
Receivable from
         Columbia Pictures              304   (1,229)      (79)
(Distributor)
      Decrease (Increase) in
Motion Picture Costs
         Recoverable from                --     1,482     (158)
Additional Payments
      Increase (Decrease) in
Payable to Delphi
         Film Associates IV, net
                                        267        39      (32)

          Net Cash Provided by
Operating Activities                  2,774     3,274     2,830

Cash Flow from Financing
Activities:
Distributions to Venturers
                                    (2,774)   (3,274)   (2,830)

          Net Cash Used by
Financing Activities                (2,774)   (3,274)   (2,830)

Net Change in Cash                       --        --        --
Cash at beginning of year
                                         --        --        --
Cash at end of year                       $         $         $
                                         --        --        --


     See accompanying notes to the financial statements.

              COLUMBIA - DELPHI IV PRODUCTIONS
                      (A Joint Venture)

              STATEMENTS OF VENTURERS' CAPITAL
    FOR THE YEARS ENDED DECEMBER 3l, 1996, 1995 AND 1994
                       (000's Omitted)

                              Columbia         Delphi
                              Pictures            Film
Total
                              Industries,        Associates
Venturers'
                                   Inc.                    IV
     Capital
Venturers' Capital as of             $         $         $
January 1, 1994                  1,376        54     1,430

Net Income for the Year
Ended
  December 31, 1994              2,165       250     2,415

Accrued Distributions to
Venturers                      (2,788)     (279)   (3,067)

Venturers' Capital as of
December 31,
    1994                           753        25       778

Net Income for the Year
Ended
  December 31, 1995              2,009       316     2,325

Accrued Distributions to
Venturers                      (2,693)     (328)   (3,021)

Venturers' Capital as of
December 31,
    1995                            69        13        82

Net Income for the Year
Ended
  December 31, 1996              1,909       551     2,460

Accrued Distributions to
Venturers                      (1,919)     (551)   (2,470)

Venturers' Capital as of
December 31,
    1996                             $         $         $
                                    59        13        72

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

Joint Venture acquired a 10% interest in one film during 1986 which was previously l00% owned by Columbia-Delphi V

Productions.  This l0% interest was acquired from Columbia,

which derived its ownership interest through Columbia-Delphi

V Productions.  The general partner of Delphi V is affiliated with the general partner of the Partnership.

   As of December 31, 1996, all twelve Joint Venture Films

had been released (see Note 5).

   All of the Joint Venture's films are being distributed

pursuant to a distribution agreement between Columbia

Pictures (the "Distributor"), a division of Columbia, and the

Joint Venture (see Note 2).  The Joint Venture does not

anticipate the production of, or acquisition of interests in,

any additional films.

   The Partnership participates in a Joint Venture (the

"Other Venture") with TriStar Pictures, Inc. (formerly Tri-

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

Return.

   Net revenues accrued at December 31, 1996, 1995 and 1994

have been computed without deducting a distribution fee to

the Distributor in light of the results of the Joint Venture

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

   As of October 31, 1996 and 1995 (the Joint Venture's tax

year end is October 31), the tax bases of the Joint Venture's assets less liabilities exceeded amounts reported in the

financial statements at December 31, 1996 and l995 by

approximately $5,298,000 and $5,660,000, respectively.

Management estimates that the tax bases of the Joint

Venture's assets and liabilities did not differ significantly between October 31 and December 31 in l996 and l995.

5. Current Operations

   As of December 31, 1996, the Distributor had released all

twelve films in which the Joint Venture has an interest.  The

Joint Venture was not expected to recoup its investment in

eight of these films out of the proceeds from their

distribution.  However, as a result of the Additional

Payments referred to below, the Partnership recouped its

investment in these films.  For the years ended December 31,

1996, 1995 and 1994, motion picture production and

advertising costs were reduced by amortization of $10,000,

$696,000 and $652,000, respectively.  In 1995, included in

amortization was a write-down of costs of $460,000 to current net realizable value.

6. Receivables and Payables

   An analysis of the Joint Venture's receivables and

payables is as follows:

                                AT DECEMBER 31, l996
                    Receivable            Payable   Payable
to
                       from      to         the
                    Distributor            Columbia
Partnership
                              (000's omitted)
       Net Proceeds and Gross
     Receipts        $ 5,974    $ 5,084    $   890

                                      AT DECEMBER 31,
1995
                    Receivable            Payable
Payable to
                       from      to         the
                    Distributor            Columbia
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

Expense for the year ended December 31, l994 of $146,000

represents the cumulative difference between the monies

remitted in U.S. dollars and the value previously recorded

based on the exchange rate at the time of revenue recognition in the applicable international territory.  No such revenue

valuation adjustment was necessary in 1996 or 1995.

              REPORT OF INDEPENDENT ACCOUNTANTS

Venturers
Tri-Star - Delphi IV Productions

In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of venturers' capital present fairly, in all material respects, the financial position of Tri-Star - Delphi IV Productions at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Venture's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.












Century City, California
March 14, l997

               TRI-STAR-DELPHI IV PRODUCTIONS
                      (A Joint Venture)

                       BALANCE SHEETS
                       (000's Omitted)



      December 31,
                                               1996
1995
ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization
    of $108,490 and $108,473,
respectively
     (Notes 1, 2 & 5)                    $         $
                                        85       102
Motion Picture Costs Recoverable
from
 Additional Payments (Notes 3, 5     1,853     1,835
& 6)
Receivable from TriStar
Pictures, Inc.
    (Distributor) (Note 6)
                                       913     1,083

                     Total               $         $
Assets                               2,851     3,020

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,           $         $
Inc. (Note 6)                        2,030     2,141
  Payable to Delphi Film
Associates IV
    (Note 6)
                                       736       777

                      Total
Liabilities                          2,766     2,918

Venturers' Capital (Notes 1 &
3):
  TriStar Pictures, Inc.                85       102
  Delphi Film Associates IV
                                        --        --

                       Total
Venturers' Capital                      85       102

                       Total
Liabilities and Venturers'
                                         $          $
Capital                              2,851      3,020

     See accompanying notes to the financial statements.

               TRI-STAR-DELPHI IV PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF OPERATIONS
                       (000's Omitted)

                                                  For the
Year Ended December 31,
                                                      1996
1995          1994

Net Revenues From Motion
Picture
    Exploitation (Note        $       $      $
2)                          380     547  1,318

Less: Amortization of
Motion
         Picture
Production and
          Advertising
Costs
           (Notes 2 & 5)
                             17     205    277

Income from Operations      363     342  1,041

Additional Payments
Accrual
    (Recapture) (Notes 3     18       5 (3,010
& 5)                                         )

Interest Income              --      --    571

Other Expense (Note 7)
                             --      --  (508)

Net Income (Loss)             $       $ $(1,90
                            381     347     6)




     See accompanying notes to the financial statements.



               TRI-STAR-DELPHI IV PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)

                                       For the Year Ended
December 31,
                                            1996
1995              1994
Cash Flow From Operating
Activities:
Net Income (Loss)                         $         $         $
                                        381       347   (1,906)
Adjustments to reconcile Net
Income (Loss)
      to net cash provided by
operating activities:
  Amortization of Motion Picture
Production and
     Advertising Costs                   17       205       277
  Accrued Distributions to              152        46    25,236
Venturers
  Changes in Assets and
Liabilities:
      Decrease in Payable to          (111)       (6)  (17,204)
TriStar Pictures, Inc.
      Decrease (Increase) in
Receivable from
         TriStar Pictures, Inc.         170       875     (405)
(Distributor)
      (Increase) Decrease in
Motion Picture Costs
         Recoverable from              (18)     (829)    25,641
Additional Payments
      Decrease in Payable to
Delphi Film
         Associates IV, net            (41)      (40)   (7,832)
      Decrease in Advance from
TriStar
         Pictures, Inc.
(Distributor)                            --        --     (200)

          Net Cash Provided by
Operating Activities                    550       598    23,607

Cash Flow from Financing
Activities:
Distributions to Venturers
                                      (550)     (598)  (23,607)

          Net Cash Used by
Financing Activities                  (550)     (598)  (23,607)

Net Change in Cash                       --        --        --
Cash at beginning of year
                                         --        --        --
Cash at end of year                       $         $         $
                                         --        --        --

     See accompanying notes to the financial statements.

               TRI-STAR-DELPHI IV PRODUCTIONS
                      (A Joint Venture)

              STATEMENTS OF VENTURERS' CAPITAL
    FOR THE YEARS ENDED DECEMBER 3l, 1996, 1995 AND 1994

                       (000's Omitted)

                                                       Delphi
                              TriStar              Film
Total
                              Pictures,           Associates
Venturers'
                                   Inc.                   IV
Capital
Venturers' Capital as of             $         $         $
January 1, 1994                    549        35       584

Net (Loss) Income for the
Year Ended
  December 31, 1994            (1,968)        62   (1,906)

Accrued Distributions to
Venturers                        1,691      (62)     1,629

Venturers' Capital as of
December 31,
    1994                           272        35       307

Net Income for the Year
Ended
  December 31, 1995                325        22       347

Accrued Distributions to
Venturers                        (495)      (57)     (552)

Venturers' Capital as of
December 31,
    1995                           102        --       102

Net Income for the Year
Ended
  December 31, 1996                310        71       381

Accrued Distributions to
Venturers                        (327)      (71)     (398)

Venturers' Capital as of
December 31,
    1996                             $         $         $
                                    85        --        85

     See accompanying notes to the financial statements.

                                   TRI-STAR-DELPHI IV
PRODUCTIONS
                      (A Joint Venture)

                NOTES TO FINANCIAL STATEMENTS

1. General

   Tri-Star-Delphi IV Productions (the "Joint Venture") is a

joint venture between TriStar Pictures, Inc. (formerly Tri-

Star Pictures, Inc.) ("TSPI") ("TriStar") and Delphi Film

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

Venture in two additional films.  Generally, the remaining

interests in the Joint Venture Films are held by Tri-Star-

Delphi III Productions (a joint venture between Delphi Film

Associates III ("DFA III"), a New York limited partnership,

and TSPI), which was liquidated in December 1996, Tri-Star-

Delphi V Productions, a joint venture between Delphi Film

Associates V ("DFA V"), a New York limited partnership, and

TSPI, or Tri-Star-ML Delphi Premier Productions ("Delphi

VI"), a joint venture between ML Delphi Premier Partners,

L.P. ("MLDP"), a Delaware limited partnership, and TSPI.

   As of December 31, 1996, the Joint Venture had released

all fifteen films in which the Joint Venture has an interest.

All of the Joint Venture's films are being distributed

pursuant to a distribution agreement with TSPI (the

"Distributor").  The general partner of the Partnership is

affiliated with the general partner of DFA V and MLDP.

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

   Net revenues accrued at December 31, 1996, 1995, and 1994

have been computed without deducting a distribution fee to

the Distributor in light of the results of the films released through those dates with the exception of three films.  In

l996, the full distribution fee was deducted for one film and a portion of the distribution fees has been deducted for two other films.  In 1995 and 1994, a portion of the distribution fees was deducted for three films.

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

   As of October 31, 1996 and 1995 (the Joint Venture's tax

year end is October 31), the tax bases of the Joint Venture's assets less liabilities exceeded amounts reported in the

financial statements at December 31, 1996 and 1995 by

approximately $2,731,000 and $2,602,000, respectively.

Management estimates that the tax bases of the Joint

Venture's assets and liabilities did not differ significantly between October 31 and December 31 in l996 and l995.



5.  Current Operations

   As of December 31, 1996 the Distributor had released all

fifteen films in which the Joint Venture has an interest (see

Note 1).  The Joint Venture did not recoup its investment in ten of these films out of the proceeds from their

distribution.  However, as a result of the Additional

Payments referred to below, and those required to be made in future periods, the Partnership is expected to recoup its

investment in these films.  For the years ended December 31,

l996, 1995 and 1994 motion picture production and advertising costs have been reduced by amortization of $17,000, $205,000 and $277,000, respectively.

   For the year ended December 31, 1996 the Joint Venture has recorded an increase in the Additional Payment accrual of

$18,000 due to an increase in the amount of minimums

available for recoupment.

   The Joint Venture received approximately $23,202,000 in

February l994, net of a $200,000 advance previously received from the Distributor, representing the Joint Venture's

Additional Payment.

6. Receivables and Payables

   An analysis of the Joint Venture's receivables and

payables is as follows:



                               AT DECEMBER 31, 1996
                    Receivable            Payable   Payable
to
                       from      to         the
                    Distributor           TriStar
Partnership
                                   (000's omitted)
Net Proceeds and Gross
  Receipts                                    $    913
$    569                 $   344

Accrued Additional
  Payments             1,853     1,461         392
     Total           $ 2,766   $ 2,030     $   736


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

No such revenue valuation adjustment was necessary in 1996 or

1995.