Form 10-Q
period 1997-03-31
DELPHI FILM ASSOCIATES IV
filed 1997-05-14
CIK 764636

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of
             the Securities Exchange Act of 1934
            For the Quarter Ended March 31, 1997

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
                       (000's Omitted)
                          Unaudited

                                   March     December
                                31,         31,

                                1997        1996

ASSETS
Cash                                     $           $
                                       150          57
Short-Term Investments               1,297         991
Receivable from Columbia-Delphi
IV
  Productions                        1,052         890
Receivable from Tri-Star-Delphi
IV
  Productions                          406         736
Interest in Motion Picture
Venture-
   Columbia-Delphi IV
Productions                             12          13

                     Total               $           $
Assets                               2,917       2,687

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 58          78
                      Total
Liabilities                             58          78

Partners' Capital (Note 2):
  General Partner                       73          71
   Limited Partners
                                     2,786       2,538

                       Total
Partners' Capital                    2,859       2,609

                       Total
Liabilities and Partners'
                                         $           $
Capital                              2,917       2,687



     See accompanying notes to the financial statements.


                  DELPHI FILM ASSOCIATES IV
              (A New York Limited Partnership)
                  STATEMENTS OF OPERATIONS
         (000's Omitted, except net profit per unit)
                          Unaudited


                                            For the Three
Months Ended March 31,
                                                        1997
1996
Interest Income               $       $
                             13      17

Expenses:
    Operating Expenses
                             67      64

                             67      64

Loss before Share of
Profit in
  Motion Picture           (54)    (47)
Ventures
Share of Profit in
Motion
  Picture Venture--
Columbia-
   Delphi IV Productions    220     125
Share of Profit in
Motion Picture
  Venture--Tri-Star-
   Delphi IV Productions
                             84      20

Net Profit                    $       $
                            250      98

Net Profit Per Unit of
Limited
  Partnership Interest        $       $
(8,000 units)                31      12





     See accompanying notes to the financial statements.



                  DELPHI FILM ASSOCIATES IV
              (A New York Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited

For the Three Months Ended March 31,

1997                        1996
Cash Flow From Operating
Activities:
Net Profit                                   $           $
                                           250          98
Adjustments to reconcile Net
Profit to net cash
   provided by operating
activities:
    Share of Profit in Motion            (304)       (145)
Picture Ventures
    Distributions from Joint               305         145
Ventures
    Changes in Assets and
Liabilities:
     Decrease  (Increase) in
Receivables from
        Joint Ventures, net                168        (85)
       Decrease in Accrued
Expenses and Accounts
         Payable
                                          (20)        (10)

        Net Cash Provided by
Operating
           Activities
                                           399           3

Cash Flow From Investing
Activities:
Purchases of Short-Term                (1,693)       (297)
Investments
Redemptions of Short-Term
Investments                              1,387         233

       Net Cash Used by Investing
Activities                               (306)        (64)

Increase (Decrease) In Cash                 93        (61)
Cash at beginning of period
                                            57         185
Cash at end of period                        $           $
                                           150         124





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

statements of the Partnership included in the Annual Report

on Form 10-K for the year ended December 31, 1996.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Partnership as of March 31, 1997

and the results of operations and cash flows for the periods ended March 31, 1997 and 1996.  Results of operations for

the period ended March 31, 1997 are not necessarily

indicative of the results that may be expected for the

entire fiscal year.

2.  Current Operations

    As of March 31, 1997, all twenty-seven films in which

the Partnership has an interest have been released.  All of

these films have completed their theatrical release and are

being distributed in various ancillary markets.

    The Partnership received approximately $409,000 in

February 1997 representing its share of the Tri-Star Joint

Venture's Additional Payment relating to one film.

    For the purpose of computing the net profit per unit,

the net profit for the period is allocated  99% to the

limited partners and 1% to the General Partner.

3.  Additional Information

    Additional information, including the audited year end

1996 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Partnership's Annual

Report on Form 10-K for the year ended December 31, 1996 on

file with the Securities and Exchange Commission.

Management's Discussion and Analysis of Financial Condition and Results of Operations

a.  Financial Condition


    The Partnership has satisfied its commitment to

contribute funds to the Joint Ventures for the production

of, and acquisition of interests in, films.  As of March 31,

1997, the Partnership held cash of approximately $150,000

and short-term investments of approximately $1,297,000.

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

Partnership's interest in the film assets in connection with the liquidation are in excess of the Distributors'

entitlement to the recoupment of the Additional Payments and a reserve for the Partnership's remaining obligations and

operating expenses.

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

1997 have aggregated $3,845 per unit (76.9% of the limited

partners' original investment in the Partnership).

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

    For the three months ended March 31, 1997, the Columbia

Joint Venture had

a net profit of which the Partnership's share was

approximately $220,000, due primarily to the profitable

results of certain films.  The Tri-Star Joint Venture had a

net profit of which the Partnership's share was

approximately $84,000 due primarily to the profitable

results of one film.  In addition, the Partnership earned

approximately $13,000 of interest income from its short-term investments and incurred approximately $67,000 of  expenses

from its operations, resulting in an overall net profit to

the Partnership of approximately $250,000.

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

     The Partnership's interest income and total expenses

for the three month period ended March 31, 1997 as compared

with the corresponding period in 1996 was virtually

unchanged.

               COLUMBIA-DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited

                                             December
                                 March 31,   31,

                                 1997        1996

ASSETS
Motion Picture Production and
Advertising
     Costs, net of accumulated
amortization
     of $164,120 and $164,114,    $      66          $
respectively                                        72
Receivable from Columbia
Pictures
     (Distributor)
                                      6,570      5,974
                     Total         $  6,636          $
Assets                                           6,046

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to Columbia Pictures    $   5,518          $
Industries, Inc.                                 5,084
  Payable to Delphi Film
Associates IV                         1,052        890

                      Total
Liabilities                           6,570      5,974

Venturers' Capital:
  Columbia Pictures Industries,          54         59
Inc.
   Delphi Film Associates IV
                                         12         13

                       Total
Venturers' Capital                       66         72

                       Total
Liabilities and Venturers'
                                  $   6,636          $
Capital                                          6,046



     See accompanying notes to the financial statements.

              COLUMBIA - DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited

                                               For the Three
Months Ended March 31,

1997                  1996
Net Revenues From Motion
    Picture Exploitation      $       $
                          1,022     601

Less: Amortization of
Motion
          Picture
Production and
           Advertising
Costs                         6      33

Net Income                    $       $
                          1,016     568














     See accompanying notes to the financial statements.



              COLUMBIA - DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Three Months Ended March 31,

1997                         1996
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                         1,016         568
Adjustments to reconcile Net
Income to
  net cash  provided by operating
activities:
 Amortization of Motion Picture
Production and
    Advertising Costs                        6          33
 Accrued Distributions                   (596)        (78)
toVenturers
 Changes in Assets and
Liabilities:
     Increase in Payable to
Delphi Film
        Associates IV                      162          70
     Increase in Payable to
Columbia Pictures
         Industries, Inc.                  434         489
     Increase in Receivable from
Columbia
         Pictures (Distributor)
                                         (596)       (559)

   Net Cash Provided by Operating
Activities                                 426         523

Cash Flow from Financing
Activities:
Distributions to Venturers
                                         (426)       (523)

   Net Cash Used by Financing
Activities                               (426)       (523)

Net Change in Cash                           0           0
Cash at beginning of period
                                             0           0
Cash at end of period                        $           $
                                             0           0

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

"Partnership") for the year ended December 31, 1996.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Joint Venture as of March 31, 1997 and the results of its operations and cash flows for the

periods ended March 31, 1997 and 1996.  Results of

operations for the period ended March 31, 1997 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    All twelve films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three month period ended March 31, 1997, the Joint Venture

is reporting net revenue of $1,022,000, due primarily to the performance of certain films in the domestic home video,

worldwide free and pay television markets.

    For the three month period ended March 31, 1996, the

Joint Venture reported net revenue of $601,000, due

primarily to the performance of certain films in the

worldwide free and pay television markets.

3.  Additional Information

    Additional information, including the audited year end

1996 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Annual Report on

Form 10-K of the Partnership for the year ended December 31,

1996.

               TRI-STAR -DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited


                                     March   December
                                 31,         31,

                                 1997        1996

ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization of
    $108,509 and $108,490,              $            $
respectively                           66           85
Motion Picture Costs Recoverable
from
    Additional Payments             1,144        1,853
Receivable from TriStar
Pictures, Inc.
    (Distributor)
                                    1,230          913
                     Total        $ 2,440            $
Assets                                           2,851

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,          $            $
Inc.                                1,968        2,030
  Payable to Delphi Film
Associates IV                         406          736

                      Total
Liabilities                         2,374        2,766

Venturers' Capital:
  TriStar Pictures, Inc.               66           85
   Delphi Film Associates IV
                                        0            0

                       Total
Venturers' Capital                     66           85

                       Total
Liabilities and Venturers'
                                        $            $
Capital                             2,440        2,851

     See accompanying notes to the financial statements.

               TRI-STAR-DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited


                                                For the
Three Months Ended March 31,

1997                   1996
Net Revenues From Motion
Picture
    Exploitation              $       $
                            371      89

Less: Amortization of
Motion
          Picture
Production and
            Advertising
Costs                        19       2

Income from Operations      352      87

Additional Payments
Accrual                      --      18

Net Income                    $       $
                            352     105








     See accompanying notes to the financial statements.



              TRI-STAR - DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Three Months Ended March 31,

1997                         1996
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                           352         105
Adjustments to reconcile Net
Income to net cash
    provided by operating
activities:
  Amortization of Motion Picture
Production and
     Advertising Costs                     19            2
  Accrued Distributions                  (317)        (62)
toVenturers
  Changes in Assets and
Liabilities:
       (Decrease) Increase in
Payable to Delphi
          Film Associates IV             (330)          15
       (Decrease) Increase in
Payable to TriStar
          Pictures, Inc.                  (62)          47
       Increase in Receivable
from
          TriStar Pictures, Inc.         (317)        (44)
(Distributor)
       Decrease (Increase) in
Motion Picture Costs
          Recoverable from
Additional Payments                        709        (18)

        Net Cash Provided  by
Operating Activities                        54          45

Cash Flow From Financing
Activities:
Distributions to Venturers
                                          (54)        (45)

        Net Cash Used by
Financing Activities                      (54)        (45)

Net Change in Cash                           0           0
Cash at beginning of period
                                             0           0
Cash at end of period                        $           $
                                             0           0





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

"Partnership") for the year ended December 31, 1996.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Joint Venture as of  March 31,

1997 and the results of its operations and cash flows for

the periods ended  March 31, 1997 and 1996.  Results of

operations for the period ended March 31, 1997 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    All fifteen films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three



  month  period ended March 31, 1997, the Joint  Venture  is reporting  net  revenue of $371,000, due  primarily  to  the performance  of  its films in the worldwide free  television

market.   The Joint Venture received approximately  $709,000

in February 1997 representing the Joint Venture's Additional

Payment relating to one film.

    For the three month period ended March 31, 1996, the

Joint Venture reported net revenue of $89,000, due primarily to the performance of its films in the worldwide free

television market.  For the three month period ended March

31, 1996, the Joint Venture recorded an increase in the

Additional Payment accrual of $18,000 due to an increase in

the estimated distribution fee to be earned by its

Distributor.

3.  Additional Information

    Additional information, including the audited year end

1996 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Annual Report on

Form 10-K of the Partnership for the year ended December 31,

1996.

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


                              DELPHI FILM ASSOCIATES IV
                              A New York Limited Partnership

                              By:  THE DELPHI COMPANY,
                                   General Partner

                              By:  ML Film Entertainment
Inc.,
                                   Managing Partner




May 13, 1997                  /s/ Roger F. Castoral, Jr.

            Date              Roger F. Castoral, Jr.
                              Vice President and Treasurer
of the
                              Managing Partner of the
General Partner
                              (principal financial officer
and principal
                              accounting officer of the
Registrant)



May 13, 1997                  /s/ Steven N.
Baumgarten
     Date                     Steven N. Baumgarten
                              Director and Vice President of
the                                        Managing Partner
of the General Partner