Form 10-Q
period 1997-06-30
DELPHI FILM ASSOCIATES IV
filed 1997-08-14
CIK 764636

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the Quarter Ended June 30, 1997

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
                       (000's Omitted)
                          Unaudited

                                      June   December
                                30,         31,

                                1997        1996

ASSETS
Cash                                     $           $
                                       280          57
Short-Term Investments               1,250         991
Receivable from Columbia-Delphi
IV
  Productions                        1,081         890
Receivable from Tri-Star-Delphi
IV
  Productions                          344         736
Interest in Motion Picture
Venture-
   Columbia-Delphi IV
Productions                             11          13

                     Total               $           $
Assets                               2,966       2,687

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 50          78
                      Total
Liabilities                             50          78

Partners' Capital (Note 2):
  General Partner                       74          71
  Limited Partners
                                     2,842       2,538

                       Total
Partners' Capital                    2,916       2,609

                       Total
Liabilities and Partners'
                                         $           $
Capital                              2,966       2,687



     See accompanying notes to the financial statements.


                  DELPHI FILM ASSOCIATES IV
              (A New York Limited Partnership)
                  STATEMENTS OF OPERATIONS
         (000's Omitted, except net profit per unit)
                          Unaudited


                                                        For
the Three Months    For the Six Months
                                 Ended June 30,      Ended
June 30,
                                                        1997
1996     1997              1996
Interest Income               $       $      $       $
                             15      17     28      34

Expenses:
    Operating Expenses
                             82      91    149     155

                             82      91    149     155

Loss before Share of
Profit in
  Motion Picture           (67)    (74)  (121)   (121)
Ventures
Share of Profit in
Motion
  Picture Venture--
Columbia-
   Delphi IV Productions    124      75    344     200
Share of Profit in
Motion Picture
  Venture--Tri-Star-
   Delphi IV Productions
                              0      38     84      58

Net Profit                    $       $      $       $
                             57      39    307     137

Net Profit Per Unit of
Limited
  Partnership Interest        $       $      $       $
(8,000 units)                 7       5     38      17





     See accompanying notes to the financial statements.



                  DELPHI FILM ASSOCIATES IV
              (A New York Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited

For the Six Months Ended June 30,

1997                        1996
Cash Flow From Operating
Activities:
Net Profit                                   $           $
                                           307         137
Adjustments to reconcile Net
Profit to net cash
   provided by operating
activities:
    Share of Profit in Motion            (428)       (258)
Picture Ventures
    Distributions from Joint               430         258
Ventures
    Changes in Assets and
Liabilities:
       Decrease (Increase) in
Receivables from
        Joint Ventures, net                201        (50)
       Decrease in Accrued
Expenses and Accounts
         Payable
                                          (28)        (11)

        Net Cash Provided by
Operating Activities                       482          76

Cash Flow From Investing
Activities:
Purchases of Short-Term                (4,231)     (2,121)
Investments
Redemptions of Short-Term
Investments                              3,972       2,006

       Net Cash Used by Investing
Activities                               (259)       (115)

Increase (Decrease) In Cash                223        (39)
Cash at beginning of period
                                            57         185
Cash at end of period                        $           $
                                           280         146





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

statements of the Partnership included in the Annual Report

on Form 10-K for the year ended December 31, 1996.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Partnership as of June 30, 1997

and the results of operations and cash flows for the periods ended June 30, 1997 and 1996.  Results of operations for the three and six month periods ended June 30, 1997 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    As of June 30, 1997, all twenty-seven films in which

the Partnership has an interest have been released.  All of

these films have completed their theatrical release and are

being distributed in various ancillary markets.

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

1997, the Partnership held cash of approximately $280,000

and short-term investments of approximately $1,250,000.

    The Partnership has been evaluating the value of its

interest in its film assets for the purpose of possibly

selling that interest and liquidating the Partnership.  The

General Partner anticipates that the Partnership may be

liquidated in late 1997.  No assurance can be provided that

the film assets will be successfully sold, or if sold, when

such sale would occur.  Upon the ultimate sale of the film

assets, the Partnership will commence taking steps to

dissolve and liquidate.  Cash distributions as a result of

the liquidation may be made to the partners to the extent,

and only to the extent, the proceeds from the sale of the

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

    The Partnership commenced cash distributions to its

partners in April 1987.  Distributions through June 30, 1997 have aggregated $3,845 per unit (76.9% of the limited

partners' original investment in the Partnership).

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

    For the three months ended June 30, 1997, the Columbia

Joint Venture had

a net profit of which the Partnership's share was

approximately $124,000, due primarily to the profitable

results of certain films.  The Tri-Star Joint Venture had a

net profit of which the Partnership's share was $0.  In

addition, the Partnership earned approximately $15,000 of

interest income from its short-term investments and incurred approximately $82,000 of  expenses from its operations,

resulting in an overall net profit to the Partnership of

approximately $57,000.

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

    For the six months ended June 30, 1997, the Columbia

Joint Venture had a net profit of which the Partnership's

share was approximately $344,000, due primarily to the

profitable results of certain films.  The Tri-Star Joint

Venture had a net profit of which the Partnership's share

was approximately $84,000 due primarily to the profitable

results of certain films.  In addition, the Partnership

earned approximately $28,000 of interest income from its

short-term investments and incurred approximately $149,000

of expenses from its operations, resulting in an overall net profit to the Partnership of approximately $307,000.

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

   The Partnership's interest income and total expenses for

the three and six month periods ended June 30, 1997 as

compared with the corresponding periods in 1996 was

virtually unchanged.

               COLUMBIA-DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited

                                      June   December
                                 30,         31,

                                 1997        1996

ASSETS
Motion Picture Production and
Advertising
     Costs, net of accumulated
amortization
     of $164,123 and $164,114,    $      63          $
respectively                                        72
Receivable from Columbia
Pictures
     (Distributor)
                                      6,721      5,974
                     Total         $  6,784          $
Assets                                           6,046

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to Columbia Pictures    $   5,640          $
Industries, Inc.                                 5,084
  Payable to Delphi Film
Associates IV                         1,081        890

                      Total
Liabilities                           6,721      5,974

Venturers' Capital:
  Columbia Pictures Industries,          52         59
Inc.
   Delphi Film Associates IV
                                         11         13

                       Total
Venturers' Capital                       63         72

                       Total
Liabilities and Venturers'
                                  $   6,784          $
Capital                                          6,046



     See accompanying notes to the financial statements.

              COLUMBIA - DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited

                                                         For
the Three Months    For the Six Months
                                   Ended June 30,     Ended
June 30,

1997                  1996      1997              1996
Net Revenues From Motion
    Picture Exploitation      $       $      $       $
                            581     318  1,603     919

Less: Amortization
(Recapture) of
          Motion Picture
Production
           and
Advertising Costs             3    (31)      9       2

Net Income                    $       $      $       $
                            578     349  1,594     917














     See accompanying notes to the financial statements.



              COLUMBIA - DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Six Months Ended June 30,

1997                         1996
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                         1,594         917
Adjustments to reconcile Net
Income to
  net cash  provided by operating
activities:
 Amortization of Motion Picture
Production and
    Advertising Costs                        9           2
 Accrued Distributions                   (747)         626
toVenturers
 Changes in Assets and
Liabilities:
     Increase in Payable to
Delphi Film
         Associates IV                     191          27
     Increase (Decrease) in
Payable to Columbia
        Pictures Industries, Inc.          556        (51)
     (Increase) Decrease in
Receivable from
         Columbia Pictures
(Distributor)                            (747)          24

   Net Cash Provided by Operating
Activities                                 856       1,545

Cash Flow from Financing
Activities:
Distributions to Venturers
                                         (856)     (1,545)

   Net Cash Used by Financing
Activities                               (856)     (1,545)

Net Change in Cash                           0           0
Cash at beginning of period
                                             0           0
Cash at end of period                        $           $
                                             0           0

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

"Partnership") for the year ended December 31, 1996.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Joint Venture as of June 30, 1997

and the results of its operations and cash flows for the

periods ended June 30, 1997 and 1996.  Results of operations for the period ended June 30, 1997 are not necessarily

indicative of the results that may be expected for the

entire fiscal year.

2.  Current Operations

    All twelve films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three and six month periods ended June 30, 1997, the Joint

Venture is reporting net revenue of $581,000 and $1,603,000,

respectively, due primarily to the performance of certain

films in the domestic home video, worldwide free and pay

television markets.

    For the three and six month periods ended June 30,

1996, the Joint Venture reported net revenue of $318,000 and

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

Accounting Policies, is included in the Annual Report on

Form 10-K of the Partnership for the year ended December 31,

1996.

               TRI-STAR -DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited


                                     June    December
                                 30,         31,

                                 1997        1996

ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization of
    $108,514 and $108,490,              $            $
respectively                           61           85
Motion Picture Costs Recoverable
from
    Additional Payments             1,144        1,853
Receivable from TriStar
Pictures, Inc.
    (Distributor)
                                    1,053          913
                     Total        $ 2,258            $
Assets                                           2,851

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,          $            $
Inc.                                1,853        2,030
  Payable to Delphi Film
Associates IV                         344          736

                      Total
Liabilities                         2,197        2,766

Venturers' Capital:
  TriStar Pictures, Inc.               61           85
   Delphi Film Associates IV
                                        0            0

                       Total
Venturers' Capital                     61           85

                       Total
Liabilities and Venturers'
                                        $            $
Capital                             2,258        2,851

     See accompanying notes to the financial statements.

               TRI-STAR-DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited



For the Three Months     For the Six Months
                                    Ended June 30,
Ended June 30,

1997                1996      1997             1996
Net Revenues From Motion
Picture
    Exploitation              $       $      $       $
                             93     118    464     207

Less: Amortization of
Motion
          Picture
Production and
            Advertising
Costs                         5       2     24       4

Income from Operations       88     116    440     203

Additional Payments
Accrual                       0       0      0      18

Net Income                    $       $      $       $
                             88     116    440     221








     See accompanying notes to the financial statements.



              TRI-STAR - DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Six Months Ended June 30,

1997                         1996
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                           440         221
Adjustments to reconcile Net
Income to net cash
    provided by operating
activities:
  Amortization of Motion Picture
Production and
     Advertising Costs                     24            4
  Accrued Distributions                  (140)        (37)
toVenturers
  Changes in Assets and
Liabilities:
       (Decrease) Increase in
Payable to Delphi
          Film Associates IV             (392)          23
       (Decrease) Increase in
Payable to TriStar
          Pictures, Inc.                 (177)          14
       Increase in Receivable
from TriStar
          Pictures, Inc.                 (140)        (19)
(Distributor)
        Decrease (Increase) in
Motion Picture Costs
          Recoverable from
Additional Payments                        709        (18)

        Net Cash Provided  by
Operating Activities                       324         188

Cash Flow From Financing
Activities:
Distributions to Venturers
                                         (324)       (188)

        Net Cash Used by
Financing Activities                     (324)       (188)

Net Change in Cash                           0           0
Cash at beginning of period
                                             0           0
Cash at end of period                        $           $
                                             0           0





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

"Partnership") for the year ended December 31, 1996.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Joint Venture as of  June 30, 1997 and the results of its operations and cash flows for the

periods ended  June 30, 1997 and 1996.  Results of

operations for the period ended June 30, 1997 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    All fifteen films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three

and six month periods ended June 30, 1997, the Joint Venture

is   reporting   net  revenue  of  $93,000   and   $464,000,

respectively, due primarily to the performance of its  films in  the worldwide free television market.  The Joint Venture

received    approximately   $709,000   in   February    1997

representing the Joint Venture's Additional Payment relating to one film.

    For the three and six month periods ended June 30,

1996, the Joint Venture reported net revenue of $118,000 and

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




August 13, 1997               /s/ Roger F. Castoral, Jr.

            Date              Roger F. Castoral, Jr.
                              Vice President and Treasurer
of the
                              Managing Partner of the
General Partner
                              (principal financial officer
and principal
                              accounting officer of the
Registrant)



August 13, 1997               /s/ Steven N.
Baumgarten
     Date                     Steven N. Baumgarten
                              Director and Vice President of
the                                        Managing Partner
of the General Partner