Form 10-Q
period 1997-09-30
DELPHI FILM ASSOCIATES IV
filed 1997-11-14
CIK 764636

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of
             the Securities Exchange Act of 1934
          For the Quarter Ended September 30, 1997

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
                       (000's Omitted)
                          Unaudited

                                September    December
                                30,         31,

                                1997        1996

ASSETS
Cash                                     $           $
                                       183          57
Short-Term Investments               1,348         991
Receivable from Columbia-Delphi
IV
  Productions                          798         890
Receivable from Tri-Star-Delphi
IV
  Productions                          210         736
Interest in Motion Picture
Venture-
   Columbia-Delphi IV
Productions                             10          13

                     Total               $           $
Assets                               2,549       2,687

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 53          78
                      Total
Liabilities                             53          78

Partners' Capital (Note 2):
  General Partner                       70          71
  Limited Partners
                                     2,426       2,538

                       Total
Partners' Capital                    2,496       2,609

                       Total
Liabilities and Partners'
                                         $           $
Capital                              2,549       2,687



     See accompanying notes to the financial statements.


                  DELPHI FILM ASSOCIATES IV
              (A New York Limited Partnership)
                  STATEMENTS OF OPERATIONS
     (000's Omitted, except net (loss) profit per unit)
                          Unaudited


                                                        For
the Three Months    For the Nine Months
                             Ended September 30,   Ended
September 30,

1997                   1996     1997              1996
Interest Income                $      $      $       $
                              17     16     45      50

Expenses:
    Operating Expenses
                              78     91    227     246

                              78     91    227     246

Loss before Share of
Profit (Loss) in
  Motion Picture Ventures   (61)   (75)  (182)   (196)
Share of (Loss) Profit in
Motion
  Picture Venture--
Columbia-
   Delphi IV Productions   (239)    132    105     332
Share of  (Loss)Profit in
Motion
  Picture Venture--Tri-
Star-
   Delphi IV Productions
                           (120)     10   (36)      68

Net (Loss) Profit              $      $      $       $
                           (420)     67  (113)     204

Net (Loss) Profit Per
Unit of Limited
  Partnership Interest         $      $      $       $
(8,000 units)               (52)      8   (14)      25





     See accompanying notes to the financial statements.



                  DELPHI FILM ASSOCIATES IV
              (A New York Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited

For the Nine Months Ended September 30,

1997                        1996
Cash Flow From Operating
Activities:
Net (Loss) Profit                            $           $
                                         (113)         204
Adjustments to reconcile Net
(Loss) Profit to net
   cash provided by operating
activities:
    Share of Profit in Motion             (69)       (400)
Picture Ventures
    Distributions from Joint                72         401
Ventures
    Changes in Assets and
Liabilities:
       Decrease (Increase) in
Receivables from
        Joint Ventures, net                618        (65)
       Decrease in Accrued
Expenses and Accounts
         Payable
                                          (25)        (14)

        Net Cash Provided by
Operating Activities                       483         126

Cash Flow From Investing
Activities:
Purchases of Short-Term                (8,262)     (3,109)
Investments
Redemptions of Short-Term
Investments                              7,905       3,442

       Net Cash (Used) Provided
by Investing                             (357)         333
          Activities

Cash Flow from Financing
Activities:
Distribution to Partners
                                             0       (485)

       Net Cash Used by Financing
Activities                                   0       (485)

Increase (Decrease) In Cash                126        (26)
Cash at beginning of period
                                            57         185
Cash at end of period                        $           $
                                           183         159

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

statements of the Partnership included in the Annual Report

on Form 10-K for the year ended December 31, 1996.  The

information furnished includes all adjustments which are, in the opinion of management normal and recurring except as set forth in footnote 2, and necessary to present fairly the

financial position of the Partnership as of September 30,

1997 and the results of operations and cash flows for the

periods ended September 30, 1997 and 1996.  Results of

operations for the three and nine month periods ended

September 30, 1997 are not necessarily indicative of the

results that may be expected for the entire fiscal year.

2.  Current Operations

    As of September 30, 1997, all twenty-seven films in

which the Partnership has an interest have been released.

All of these films have completed their theatrical release

and are being distributed in various ancillary markets.

    The Partnership received approximately $409,000 in

February 1997 representing its share of the Tri-Star Joint

Venture's Additional Payment relating to one film.

    A current period adjustment has been made which

resulted from an over-accrual recorded by the Columbia Joint

Venture of the contractually defined amounts receivable from the Joint Venture's Distributor for transactions occurring

during the six month period ended June 30, 1997 in the

amount of $164,000 and an aggregate of $191,000 for the

three years ended December 31, 1994.  In addition, a current period adjustment in the amount of $207,000 has been made

which resulted from an over-accrual recorded by the Tri-Star

Joint Venture of the contractually defined amounts

receivable from the Joint Venture's Distributor for

transactions occurring in 1992.  The prior quarters and

years have not been restated because the impact on those

quarters and years was not material.

    For the purpose of computing the net (loss) profit per

unit, the net (loss) profit for the period is allocated  99%

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

30, 1997, the Partnership held cash of approximately

$183,000 and short-term investments of approximately

$1,348,000.

    The Partnership has been evaluating the value of its

interest in its film assets and has commenced active

negotiations for the purpose of possibly selling that

interest and liquidating the Partnership.  The General

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

    For the three months ended September 30, 1997, the

Columbia Joint Venture had

a net profit; however, the Partnership reported a net loss

from that Joint Venture of  approximately $239,000, due

primarily to the unprofitable results of certain films and a current period adjustment which resulted from an over-

accrual recorded by the Columbia Joint Venture of the

contractually defined amounts receivable from the Joint

Venture's Distributor for transactions ocurring during the

six month period ended June 30, 1997 in the amount of

$164,000 and an aggregate of $191,000 for the three years

ended December 31, 1994.  The prior quarters and  years have not been restated because the impact on those quarters and

years was not material.  The Tri-Star Joint Venture had a

net profit; however, the Partnership reported a net loss

from that Joint Venture of  approximately $120,000, due

primarily to a current period adjustment which resulted from an over-accrual recorded by the Tri-Star Joint Venture of

the contractually defined amounts receivable from the Joint

Venture's Distributor for transactions occurring in 1992 in

the amount of $207,000 offset, in part, by the profitable

results of one film.  The prior year has not been restated

because the impact on that year was not material.  In

addition, the Partnership earned approximately $17,000 of

interest income from its short-term investments and incurred approximately $78,000 of  expenses from its operations,

resulting in an overall net loss to the Partnership of

approximately $420,000.

    For the three months ended September 30, 1996, the

Columbia Joint Venture had

a net profit of which the Partnership's share was

approximately $132,000, due primarily to the profitable

results of certain films.  The Tri-Star Joint Venture had a

net profit of which the Partnership's share was

approximately $10,000 due primarily to the profitable

results of one film.  In addition, the Partnership earned

approximately $16,000 of interest income from its short-term investments and incurred approximately $91,000 of  expenses

from its operations, resulting in an overall net profit to

the Partnership of approximately $67,000.

    For the nine months ended September 30, 1997, the

Columbia Joint Venture had a net profit of which the

Partnership's share was approximately $105,000, due

primarily to the profitable results of certain films,

offset, in part, by a current period adjustment which

resulted fom an over-accrual recorded by the Columbia Joint

Venture of the contractually defined amounts receivable from the Joint Venture's  Distributor for transactions ocurring

during the six month period ended June 31, 1997 in the

amount of $164,000 and an aggregate of $191,000 for the

three years ended December 31, 1994. The prior quarters and

years have not been restated because the impact on those

quarters and years was not material.  The Tri-Star Joint

Venture had a net profit; however the Partnership reported a net loss from the Joint Venture of  approximately $36,000

due primarily to a current period adjustment which resulted

from an over-accrual recorded by the Tri-Star Joint Venture

of the contractually defined amounts receivable from the

Joint Venture's Distributor for transactions occurring in

1992 in the amount of $207,000 offset, in part, by the

profitable results of certain films. The prior year has not

been restated because the impact on that year was not

material.  In addition, the Partnership earned approximately

$45,000 of interest income from its short-term investments

and incurred approximately $227,000 of expenses from its

operations, resulting in an overall net loss to the

Partnership of approximately $113,000.

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

   The Partnership's interest income and total expenses for

the three and nine month periods ended September 30, 1997 as compared with the corresponding periods in 1996 was

virtually unchanged.

               COLUMBIA-DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited

                                 September   December
                                 30,         31,

                                 1997        1996

ASSETS
Motion Picture Production and
Advertising
     Costs, net of accumulated
amortization
     of $164,129 and $164,114,    $      57          $
respectively                                        72
Receivable from Columbia
Pictures
     (Distributor)
                                      6,824      5,974
                     Total         $  6,881          $
Assets                                           6,046

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to Columbia Pictures    $   6,026          $
Industries, Inc.                                 5,084
  Payable to Delphi Film
Associates IV                           798        890

                      Total
Liabilities                           6,824      5,974

Venturers' Capital:
  Columbia Pictures Industries,          47         59
Inc.
   Delphi Film Associates IV
                                         10         13

                       Total
Venturers' Capital                       57         72

                       Total
Liabilities and Venturers'
                                  $   6,881          $
Capital                                          6,046



     See accompanying notes to the financial statements.

              COLUMBIA - DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited

                                                         For
the Three Months    For the Nine Months
                              Ended September 30,   Ended
September 30,

1997                  1996      1997              1996
Net Revenues From Motion
    Picture Exploitation      $       $      $       $
                            309     595  1,912   1,514

Less: Amortization of
Motion
          Picture
Production and
           Advertising
Costs                         6       4     15       6

Net Income                    $       $      $       $
                            303     591  1,897   1,508














     See accompanying notes to the financial statements.



              COLUMBIA - DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Nine Months Ended September 30,

1997                         1996
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                         1,897       1,508
Adjustments to reconcile Net
Income to
  net cash  provided by operating
activities:
 Amortization of Motion Picture
Production and
    Advertising Costs                       15           6
 Accrued Distributions                   (850)         778
toVenturers
 Changes in Assets and
Liabilities:
     (Decrease) Increase in
Payable to Delphi Film
         Associates IV                    (92)         100
     Increase in Payable to
Columbia Pictures
        Industries, Inc.                   942         449
     Increase in Receivable from
Columbia
         Pictures (Distributor)
                                         (850)       (549)

   Net Cash Provided by Operating
Activities                               1,062       2,292

Cash Flow from Financing
Activities:
Distributions to Venturers
                                       (1,062)     (2,292)

   Net Cash Used by Financing
Activities                             (1,062)     (2,292)

Net Change in Cash                           0           0
Cash at beginning of period
                                             0           0
Cash at end of period                        $           $
                                             0           0

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

"Partnership") for the year ended December 31, 1996.  The

information furnished includes all adjustments which are, in the opinion of management normal and recurring except as set forth in footenote 2, and necessary to present fairly the

financial position of the Joint Venture as of September 30,

1997 and the results of its operations and cash flows for

the periods ended September 30, 1997 and 1996.  Results of

operations for the period ended September 30, 1997 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    All twelve films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three and nine month periods ended September 30, 1997, the

Joint Venture is reporting net revenue of $309,000 and

$1,912,000, respectively, due primarily to the performance

of certain films in the domestic home video and worldwide

free and pay television markets, offset, in part,  by a

current period adjustment which resulted from an over-

accrual by the Joint Venture of the contractually defined

amounts receivable from the Distributor thus resulting in a

reduction in the amount payable to Delphi

Film Associates IV for transactions occurring during the six month period ended June 30, 1997 in the amount of $164,000,

and an aggregate of $191,000 for 1994, 1993 and 1992.  No

adjustment to the payable to Columbia Pictures Industries,

Inc. was required as the amounts were receivable from

Columbia Pictures (Distributor), a related party.  Prior

quarters and years have not been restated because the impact on those quarters and years was not material.

    For the three and nine month periods ended September

30, 1996, the Joint Venture reported net revenue of $595,000 and $1,514,000, respectively, due primarily to the

performance of certain films in the domestic home video and

worldwide free and pay television markets.

3.  Additional Information

    Additional information, including the audited year end

1996 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Annual Report on

Form 10-K of the Partnership for the year ended December 31,

1996.

               TRI-STAR -DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited


                                 September   December
                                 30,         31,

                                 1997        1996

ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization of
    $108,520 and $108,490,              $            $
respectively                           55           85
Motion Picture Costs Recoverable
from
    Additional Payments             1,144        1,853
Receivable from TriStar
Pictures, Inc.
    (Distributor)
                                      982          913
                     Total        $ 2,181            $
Assets                                           2,851

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,          $            $
Inc.                                1,916        2,030
  Payable to Delphi Film
Associates IV                         210          736

                      Total
Liabilities                         2,126        2,766

Venturers' Capital:
  TriStar Pictures, Inc.               55           85
   Delphi Film Associates IV
                                        0            0

                       Total
Venturers' Capital                     55           85

                       Total
Liabilities and Venturers'
                                        $            $
Capital                             2,181        2,851

     See accompanying notes to the financial statements.

               TRI-STAR-DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited



For the Three Months  For the Nine Months
                               Ended September 30, Ended
September 30,

1997                1996      1997             1996
Net Revenues From Motion
Picture
    Exploitation              $       $      $       $
                             33      44    497     251

Less: Amortization of
Motion
          Picture
Production and
            Advertising
Costs                         6       0     30       4

Income from Operations       27      44    467     247

Additional Payments
Accrual                       0       0      0      18

Net Income                    $       $      $       $
                             27      44    467     265








     See accompanying notes to the financial statements.



              TRI-STAR - DELPHI IV PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Nine Months Ended September 30,

1997                         1996
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                           467         265
Adjustments to reconcile Net
Income to net cash
    provided by operating
activities:
  Amortization of Motion Picture
Production and
     Advertising Costs                     30            4
  Accrued Distributions                   (69)          72
toVenturers
  Changes in Assets and
Liabilities:
       Decrease in Payable to
Delphi Film
          Associates IV                  (526)        (35)
       Decrease in Payable to            (114)        (37)
TriStar Pictures, Inc.
       (Increase) Decrease in
Receivable from
          TriStar Pictures, Inc.          (69)          90
(Distributor)
        Decrease (Increase) in
Motion Picture Costs
          Recoverable from
Additional Payments                        709        (18)

        Net Cash Provided  by
Operating Activities                       428         341
Cash Flow From Financing
Activities:
Distributions to Venturers
                                         (428)       (341)

        Net Cash Used by
Financing Activities                     (428)       (341)

Net Change in Cash                           0           0
Cash at beginning of period
                                             0           0
Cash at end of period                        $           $
                                             0           0





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

"Partnership") for the year ended December 31, 1996.  The

information furnished includes all adjustments which are, in the opinion of management normal and recurring except as set forth in footenote 2, and necessary to present fairly the

financial position of the Joint Venture as of  September 30,

1997 and the results of its operations and cash flows for

the periods ended  September 30, 1997 and 1996.  Results of

operations for the period ended September 30, 1997 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    All fifteen films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three

and nine month periods ended September 30, 1997, the Joint

Venture is reporting net revenue of $33,000 and $497,000,

respectively, due primarily to the performance of its films

in the worldwide free television market offset, in part, by

a current period adjustment which resulted from an over-

accrual by the Joint Venture of the contractually defined

amounts receivable from the Distributor thus resulting in a

reduction in the amount payable to Delphi Film Assciates IV

for transactions occurring in 1992 in the amount of

$207,000. No adjustment to the payable to TriStar Pictures,

Inc. was required as the amounts were receivable from

TriStar Pictures, Inc. (Distributor), a related party.  The

prior year has not been restated because the impact on 1992

was not material.  The Joint Venture received approximately

$709,000 in February 1997 representing the Joint Venture's

Additional Payment relating to one film.

    For the three and nine month periods ended September

30, 1996, the Joint Venture reported net revenue of $44,000

and $251,000, respectively, due primarily to the performance of its films in the worldwide free television market.  For

the nine month period ended September 30, 1996, the Joint

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




November 14, 1997             /s/ Roger F. Castoral, Jr.

            Date              Roger F. Castoral, Jr.
                              Vice President and Treasurer
of the
                              Managing Partner of the
General Partner
                              (principal financial officer
and principal
                              accounting officer of the
Registrant)



November 14, 1997             /s/ Steven N.
Baumgarten
     Date                     Steven N. Baumgarten
                              Director and Vice President of
the                                        Managing Partner
of the General Partner